Form 10-Q
period 2006-03-31
JK Acquisition Corp.
filed 2006-05-24
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32574
JK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0745202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5847 San Felipe, Suite 4350
Houston, Texas	77057
(Address of principal executive	(Zip Code)
offices)
(713) 978-7557
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 22, 2006, 16,516,667 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JK ACQUISITION CORP.

Item 1. Financial Statements.
JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Cash	$3,256	$26,137
Deferred offering costs	610,909	592,816

Total Assets	$614,165	$618,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued expenses	$263,863	$263,697
Advances payable	329,000	329,000

Total Liabilities	592,863	592,697

Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,958,333 shares issued and outstanding	296	296
Paid-in capital	30,954	30,954
Deficit accumulated during the development stage	(9,948)	(4,994)

Total Stockholders’ Equity	21,302	26,256

Total Liabilities and Stockholders’ Equity	$614,165	$618,953

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF EXPENSES
Three Months ended March 31, 2006
(unaudited)

Operating Expenses:
General & administrative	$4,954

Net Loss	$(4,954)

Loss per share — basic and fully diluted	$(0.00)

Weighted average number of common shares outstanding — basis and fully diluted	2,958,333

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Three Months ended March 31, 2006
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,954)
Change in accounts payable	166

Net cash used in operating activities	(4,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for offering costs	(18,093)

Net cash used in financing activities	(18,093)

Net change in cash	(22,881)
Cash at beginning of period	26,137

Cash at end of period	$3,256

Supplemental disclosures:
Cash paid for interest	$—
Cash paid for income taxes	$—
See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as “JK Acquisition” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the JK Acquisition’s registration statement filed with the SEC on Form S-1 for the period from May 11, 2005 (inception) to December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the period from May 11, 2005 (inception) to December 31, 2005 as reported in the Form S-1 have been omitted.
NOTE 2 — SUBSEQUENT EVENTS
     On April 10, 2006, JK Acquisition declared a stock dividend of 0.1833332 shares for each share outstanding. After the stock dividend, there were 2,958,333 shares outstanding. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the results of the stock dividend.
     On April 10, 2006, JK Acquisition sold 333,334 units to two existing shareholders for $2,000,004 in a private placement.
     On April 17, 2006, JK Acquisition sold 13,225,000 units to the public at a price of $6.00 per unit. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. The common stock and warrants started trading separately as of May 11, 2006.
     After separation, each warrant will entitle the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of four years after which they will expire. JK Acquisition has a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If JK Acquisition calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from JK Acquisition for $5.00 or the warrants will expire.
     In connection with the initial public offering, the Company has committed to pay to the underwriters a fee equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering, excluding proceeds from the exercise of the over-allotment option) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust.
     In April 2006, JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those offered by this prospectus, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter’s Purchase Option (“UPO”) is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO will have a life of four years from the effective date.

     The sale of the option was accounted for as an equity transaction. Accordingly, there is no net impact on JK Acquisition’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. JK Acquisition has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,190,000, using an expected life of four years, volatility of 38.6% and a risk-free interest rate of 4.38%.
     The volatility calculation of 38.6% is based on a basket of companies with similar capitalization sizes that trade in the U.S. Because JK Acquisition does not have a trading history, JK Acquisition needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. JK Acquisition’s management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for JK Acquisition’s common stock. Utilizing a higher volatility would have had the effect of increasing the implied value of the option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our initial public offering.
      We were formed on May 11, 2005, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business headquartered in North America, focusing in the manufacturing, distribution or service sectors. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

      Since our initial public offering, we have been actively searching for a suitable business combination candidate. We currently have not selected any potential target businesses. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the manufacturing, distribution and service sectors, though we may acquire an operating business in an industry that we choose. However, there can be no assurance that we will find a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Net Loss
     For the three months ended March 31, 2006, we had a net loss of $4,954. Beginning April 17, 2006 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.
CHANGES IN FINANCIAL CONDITION
Liquidity and Capital Resources
     On April 10, 2006, we entered into an agreement with certain of our directors for the sale of 333,334 units in a private placement. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.
     On April 17, 2006, we consummated our initial public offering of 13,225,000 units, including 1,725,000 units that were attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of May 11, 2006.
     Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 is being held in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee and the remaining $100,000 is not being held in trust. The remaining proceeds are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.
     The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. The underwriters have agreed to defer approximately $1,552,500 of the proceeds attributable to their non-accountable expense allowance until the consummation of a business combination. Upon the consummation of a business combination, we will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters for deferred underwriting fees and expenses may be used to finance operations of the target business. We expect that the operating expenses of a target business may include some or all of the following: capital expenditures, expenditures for future projects, general ongoing expenses including supplies and payroll, expanding markets and strategic acquisitions or alliances. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, and exclusive of the expenses related to this offering, we anticipate approximately $200,000 of expenses for the due diligence and investigation of a target business, $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 4350 Management, LLC ($7,500 per month for two years), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.
     Commencing on April 10, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from 4350 Management, LLC, an affiliate of James P. Wilson, our chairman of the board and chief executive officer. In addition, on May 18, 2005 and December 20, 2005, Messrs. Wilson and Spickelmier advanced us an aggregate of $329,000 to us for payment of offering expenses on our behalf. These advances were repaid following our initial public offering from the proceeds of the offering.
     We currently have no operating business and have not selected any potential target businesses. If we are unable to find a suitable target business by October 10, 2007 (or April 10, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 10, 2007), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.
Off-Balance Sheet Arrangements
     Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries.
Contractual Obligations
     In connection with our initial public offering, we agreed to pay the underwriters a deferred non-accountable expense allowance of $1,552,500 upon the consummation of our initial business combination. We expect that such allowance will be paid out of the proceeds in the trust account. Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
Item 4. Controls and Procedures.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
     There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-133197) filed in connection with our initial public offering, which the SEC declared effective on April 10, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 10, 2006, the board of directors declared a stock dividend of 0.183333 shares of common stock currently issued and outstanding. The stock dividend was paid prior to the private placement of 333,334 units.
     On April 10, 2006, we entered into an agreement with certain of our directors for the sale of 333,334 units in a private placement. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $2,000,004. The securities sold in the private placement were exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
     On April 17, 2006, we consummated our initial public offering of 13,225,000 units, including 1,725,000 units that were attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 (or, with respect to the warrants held by the underwriters, $6.25). Our common stock and warrants started trading separately as of May 11, 2006. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-133197). The SEC declared the registration statement effective on April 10, 2006.
     We paid a total of $3,967,000 in underwriting discounts, and approximately $750,100 has been paid for costs and expenses related to the offering. After deducting the underwriting discounts and the offering expenses, the total net proceeds to us from the offering were approximately $76,632,404, of which $76,532,404 was deposited into a trust fund and the remaining proceeds are available to be used to provide for working capital purposes such as business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We have also agreed to pay the underwriters a deferred non-accountable expense allowance of $1,552,500 upon the consummation of our initial business combination.
     On April 17, 2006, we consummated the sale to Ferris, Baker Watts Incorporated, for $100, of an option to purchase up to a total of 700,000 units. The units issuable upon exercise of this option are identical to those sold in our initial public offering except that the warrants included in the units have an exercise price of $7.50 (125% of the exercise price of the warrants included in the units sold in the offering). This option is exercisable at $7.50 per unit commencing on the later of the consummation of a business combination and April 11, 2007, and expiring on April 10, 2010. The purchase option was registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-133197).
     The shares of common stock issuable upon conversion of the warrants and the securities issuable in connection with the purchase option sold to Ferris, Baker Watts, Incorporated have been registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-133197).
     For a more detailed description of the use of proceeds from our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JK ACQUISITION CORP.

Date: May 24, 2006	By:	/s/ James P. Wilson James P. Wilson
Chairman of the Board of Directors, Chief
Executive Officer and Secretary
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002