Form 10-Q
period 2006-06-30
JK Acquisition Corp.
filed 2006-08-14
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32574
JK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	87-0745202 (I.R.S. Employer Identification No.)
incorporation or organization)

5847 San Felipe, Suite 4350
Houston, Texas	77057
(Address of principal executive	(Zip Code)
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 11, 2006, 17,216,667 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JK ACQUISITION CORP.

Item 1. Financial Statements
JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash	$33,181	$26,137

Total current assets	33,181	26,137

Trust fund	77,123,973	—
Deferred offering costs	—	592,816

Total Assets	$77,157,154	$618,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$—	$263,697
Federal income tax payable	29,276	—
Advances payable	—	329,000

Total current liabilities	29,276	592,697

Derivative liabilities	11,777,115	—

Total Liabilities	11,806,391	592,697

Common stock subject to redemption, 2,643,678 shares	15,417,082	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 and 2,958,333 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (including 2,643,678 and 0 shares subject to redemption, respectively)	1,652	296
Paid-in capital	46,847,680	30,954
Earnings (deficit) accumulated during the development stage	3,084,349	(4,994)

Total Stockholders’ Equity	49,933,681	26,256

Total Liabilities and Stockholders’ Equity	$77,157,154	$618,953

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Six Months ended June 30, 2006 and
Period from May 11, 2005 (Inception) to June 30, 2005 and
Period from May 11, 2005 (Inception) to June 30, 2006
(Unaudited)

	Three Months	Six Months	Period from	Period from
	Ended	Ended	Inception to	Inception to
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2006
Operating expenses:
General & administrative	$62,711	$67,665	$4,507	$72,659

Operating loss	(62,711)	(67,665)	(4,507)	(72,659)

Other income:
Investment income	591,569	591,569	—	591,569
Gain on derivative liabilities	2,594,715	2,594,715	—	2,594,715

Total other income	3,186,284	3,186,284	—	3,186,284

Net income before income tax expense	3,123,573	3,118,619	(4,507)	3,113,625
Income tax expense	29,276	29,276	—	29,276

Net income (loss)	$3,094,297	$3,089,343	$(4,507)	$3,084,349

Earnings (loss) per share:
Basic	$0.22	$0.36	$(0.00)

Diluted	$0.20	$0.33	$(0.00)

Weighted average number of common shares outstanding:
Basic	13,983,791	8,576,427	2,000,000

Diluted	15,644,372	9,411,305	2,000,000

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2006 and
Period from May 11, 2005 (Inception) to June 30, 2005 and
Period from May 11, 2005 (Inception) to June 30, 2006
(Unaudited)

	Six Months	Period from	Period from
	Ended	Inception to	Inception to
	June 30, 2006	June 30, 2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,094,297	$(4,507)	$3,084,349
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(591,569)	—	(591,569)
Gain on derivative liabilities	(2,594,715)	—	(2,594,715)
Change in accrued liabilities	29,276	—	29,276

Net cash used in operating activities	(67,665)	(4,507)	(72,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to trust account	(76,532,404)	—	(76,532,404)

Net cash used in investing activities	(76,532,404)	—	(76,532,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	79,350,000	—	79,350,000
Gross proceeds from private placement	2,000,004	—	2,000,004
Proceeds from sale of stock	—	25,000	31,250
Proceeds from sale of underwriter option	100	—	100
Proceeds from advances from stockholders	—	100,000	329,000
Payments on advances from stockholders	(329,000)	—	(329,000)
Cash paid for offering costs	(4,413,991)	—	(4,413,991)

Net cash provided by financing activities	76,607,113	125,000	76,638,244

Net change in cash	7,044	124,988	33,181
Cash at beginning of period	26,137	—	—

Cash at end of period	$33,181	$124,988	$33,181

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Non-cash transactions:
Common stock subject to redemption	$15,417,082	$—	$15,417,082
Derivative liabilities	14,371,830	—	14,371,830
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
NOTE 2 — INITIAL PUBLIC OFFERING
          On April 17, 2006, JK Acquisition sold 13,225,000 units to the public at a price of $6.00 per unit. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. JK Acquisition received proceeds of $74,606,890, net of offering costs of $4,743,110. On May 11, 2006, the warrants and common stock were separated from the units and began to trade separately.
          Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of four years after which they will expire. JK Acquisition has a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If JK Acquisition calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from JK Acquisition for $5.00 or the warrants will expire.
          In connection with the initial public offering, JK Acquisition has committed to pay to the underwriters a non-accountable expense allowance equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust.
NOTE 3 — TRUST FUND
          Investment securities in the trust fund are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.
NOTE 4 — ADVANCES FROM SHAREHOLDERS
          On May 18, 2005 and December 20, 2005, JK Acquisition Corp. received an aggregate of $329,000 as advances for expenses from two shareholders. These advances bear no interest and were repaid from the proceeds of the Company’s initial public offering.
NOTE 5 — DERIVATIVE LIABILITY
          Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants have been reported as a liability. The warrant agreement provides for JK Acquisition to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, JK Acquisition must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the statement of income and expenses. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or JK Acquisition is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability at the date of issuance in the accompanying balance sheets was estimated using the initial trading value of the warrants after they were separated from the initial units and began to trade. The fair value of the warrants as of June 30, 2006 was determined by the trading value of the securities on that date. The value assigned to the warrant liability at April 17, 2006 (the date of issuance) and June 30, 2006 was $11,389,001 and $9,490,834, respectively.
          Gain on derivative liability income reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,898,167 for three months ended June 30, 2006.
NOTE 6 — EQUITY
          In May and July 2005, JK Acquisition issued 2,958,333 shares of common stocks for $31,250 in cash.
          On April 10, 2006, JK Acquisition declared a stock dividend of 0.1833332 shares for each share outstanding. After the stock dividend, there were 2,958,333 shares outstanding. All transactions and disclosures in the financial statements, related to the Company’s common stock, have been adjusted to reflect the results of the stock dividend.
          On April 10, 2006, JK Acquisition sold 333,334 shares of common stock to two existing shareholders for $2,000,004 in a private placement.
NOTE 7 — STOCK OPTION
          JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter’s Purchase Option (“UPO”) is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO will have a life of four years from the effective date.
          Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 700,000 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 700,000 shares of common stock and the warrant to purchase an additional 1,400,000 shares, the latter being the embedded derivative, are separately valued and accounted for on JK Acquisition’s balance sheet. While the warrant to purchase the additional 1,400,000 shares is indexed to JK Acquisition’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires JK Acquisition to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.
          As such, the option to purchase 700,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. The embedded derivative which is the warrant to purchase 1,400,000 shares for $6.25 each, follows the same accounting guidelines as the warrants sold in the public offering and is considered a liability. These derivative liabilities have been, and will continue to be adjusted to fair value in our quarterly filings.
          JK Acquisition performed a valuation of the option to purchase 700,000 units, and then allocated its fair value to its two components, the underlying 700,000 shares and the embedded warrant to purchase an additional 1,400,000 shares. The fair value at inception was calculated at $4,201,277, of which $1,218,448 was allocated to the purchase option of 700,000 shares and $2,982,829 was allocated to the warrants to purchase an additional 1,400,000 shares, according to their respective fair values.
          The fair value of the warrants was $2,286,281 as of June 30, 2006. Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $696,548 for three months ended June 30, 2006.
          The pricing model JK Acquisition uses for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income.
          In particular, JK Acquisition uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. JK Acquisition uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on JK Acquisition’s balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 38.6%, this volatility-rate will likely change in the future. JK Acquisition uses the closing market price of its common stock at the end of a quarter when a derivative is valued at fair value. JK Acquisition’s stock price will also change in the future. To the extent that JK Acquisition’s stock price increases or decreases, its derivative liabilities will also increase or decrease, absent any change in volatility rates and risk-free interest rates.
NOTE 8 — RELATED PARTY TRANSACTION
          JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering.
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
          On April 17, 2006, we consummated our initial public offering of 13,225,000 units, including 1,725,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of May 11, 2006.
          Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 is being held in trust and the remaining $100,000 is not being held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, and exclusive of the expenses related to this offering, we anticipate approximately $200,000 of expenses for the due diligence and investigation of a target business, $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 4350 Management, LLC ($7,500 per month for two years), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.

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
          Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We currently have not selected any potential target businesses. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the manufacturing, distribution and service sectors, though we may acquire an operating business in an industry that we choose. However, there can be no assurance that we will find a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 2006 with Period from Inception to June 30, 2005
          For the three months ended June 30, 2006, we had net income of $3,094,297. For the period from May 11, 2005 (our date of inception) to June 30, 2005, we had a net loss of $4,507. For the three months ended June 30, 2006, we incurred $62,711 of general and administrative expenses and $29,276 of income tax expense, offset by interest income on the trust fund investments of $591,569 and a gain of $2,594,715 on derivative liabilities of the Company’s warrant as a result of the change in valuation of the derivative liabilities (see Item 1, Note 5 for more information), as compared to the period from May 11, 2005 to June 30, 2005 when we incurred only $4,507 of general and administrative expenses in connection with our formation.
Comparison of Six Months Ended June 30, 2006 with Period from Inception to June 30, 2005
          For the six months ended June 30, 2006, we had net income of $3,089,343. For the period from May 11, 2005 (our date of inception) to June 30, 2005, we had a net loss of $4,507. For the six months ended June 30, 2006, we incurred $67,665 of general and administrative expenses and $178,127 of income tax expense, offset by interest income on the trust fund investments of $591,569 and a gain of $2,594,715 on derivative liabilities of the Company’s warrant as a result of the change in valuation of the derivative liabilities (see Item 1, Note 5 for more information), as compared to the period from May 11, 2005 to June 30, 2005 when we incurred only $4,507 of general and administrative expenses in connection with our formation.
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
          Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 is being held in a trust account at J.P. Morgan Chase Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee and the remaining $100,000 is not being held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.
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
Item 4. Controls and Procedures.
          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of the end of the period covered by this report due to the significant adjustments proposed by our auditors that we recorded related to the derivative liabilities as a result of recent interpretations by the SEC requiring for the first time derivatives accounting for the registration rights features of the warrants and the underwriters purchase option. We are putting procedures in place to identify and record any derivative liabilities in the future.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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
          On April 10, 2006, we entered into an agreement with certain of our directors for the sale of 333,334 units in a private placement. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $2,000,004. The securities sold in the private placement were exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
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

JK ACQUISITION CORP.
Date: August 14, 2006	By:	/s/ James P. Wilson
James P. Wilson
Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002