Form 10-Q
period 2006-09-30
JK Acquisition Corp.
filed 2006-11-08
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32574

JK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	87-0745202 (I.R.S. Employer Identification No.)
incorporation or organization)

4400 Post Oak Parkway, Suite 2530
Houston, Texas	77027
(Address of principal executive	(Zip Code)
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

As of November 7, 2006, 16,516,667 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

JK ACQUISITION CORP.
Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1
Balance Sheets (Unaudited)	1
Statements of Operations (Unaudited)	2
Statements of Cash Flows (Unaudited)	3
Notes to Unaudited Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Controls and Procedures	12
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6. Exhibits	14
SIGNATURES	15
INDEX TO EXHIBITS	16
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

Item 1. Financial Statements

JK ACQUISITION CORP.
(A Development Stage Company)

BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash	$161,759	$26,137
Total current assets	161,759	26,137

Trust fund	77,449,507	—
Deferred offering costs	—	592,816
Deferred transaction costs	220,755	—
Total Assets	$77,832,021	$618,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,601	$263,697
Federal income tax payable	63,684	—
Derivative liabilities	12,325,805	—
Advances payable	—	329,000
Total Liabilities	12,424,090	592,697

Common stock subject to redemption, 2,643,678 shares	15,417,082	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 and 2,958,333 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (including 2,643,678 and 0 shares subject to redemption, respectively)	1,652	296
Paid-in capital	46,847,680	30,954
Earnings (deficit) accumulated during the development stage	3,141,517	(4,994)
Total Stockholders’ Equity	49,990,849	26,256
Total Liabilities and Stockholders’ Equity	$77,832,021	$618,953

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Three Months Months ended September 30, 2006 and 2005,
Nine Months ended September 30, 2006,
Period from May 11, 2005 (Inception) to September 30, 2005 and
Period from May 11, 2005 (Inception) to September 30, 2006
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Period from Inception to	Period from Inception to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Operating expenses:
General & administrative	$85,268	$1,294	$152,933	$4,507	$157,927
Operating loss	(85,268)	(1,294)	(152,933)	(4,507)	(157,927)

Other income (expense):
Interest income	725,534	—	1,317,103	—	1,317,103
Gain (loss) on derivative liabilities	(548,690)	—	2,046,025	—	2,046,025
Total other income	176,844	—	3,363,128	—	3,363,128

Net income (loss) before income tax expense	91,576	(1,294)	3,210,195	(4,507)	3,205,201
Income tax expense	34,408	—	63,684	—	63,684
Net income (loss)	$57,168	$(1,294)	$3,146,511	$(4,507)	$3,141,517

Earnings (loss) per share:
Basic	$0.00	(0.00)	$0.28	$(0.00)
Diluted	$0.00	(0.00)	$0.25	$(0.00)

Weighted average number of common shares outstanding:
Basic	16,516,667	2,916,980	11,252,259	2,783,316
Diluted	18,579,358	2,916,980	12,515,352	2,783,316

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2006,
Period from May 11, 2005 (Inception) to September 30, 2005 and
Period from May 11, 2005 (Inception) to September 30, 2006
(Unaudited)

	Nine Months Ended September 30, 2006	Period from Inception to September 30, 2005	Period from Inception to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,146,511	$(4,507)	$3,141,517
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(1,317,103)	—	(1,317,103)
Gain on derivative liabilities	(2,046,025)	—	(2,046,025)
Change in accrued liabilities and accounts payable	98,285	—	98,285

Net cash used in operating activities	(118,332)	(4,507)	(123,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs	(220,755)	—	(220,755)
Payment to trust account	(76,532,404)	—	(76,532,404)
Disbursements from trust account	400,000		400,000

Net cash used in investing activities	(76,353,159)	—	(76,353,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	79,350,000	—	79,350,000
Gross proceeds from private placement	2,000,004	—	2,000,004
Proceeds from sale of stock	—	31,250	31,250
Proceeds from sale of underwriter option	100	—	100
Proceeds from advances from stockholders	—	100,000	329,000
Payments on advances from stockholders	(329,000)	—	(329,000)
Cash paid for offering costs	(4,413,991)	(74,534)	(4,743,110)

Net cash provided by financing activities	76,607,113	56,716	76,638,244

Net change in cash	135,622	52,209	161,759
Cash at beginning of period	26,137	—	—
Cash at end of period	$165,759	$52,209	$161,759

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Non-cash transactions:
Common stock subject to redemption	$15,417,082	$—	$15,417,082
Derivative liabilities	12,325,805	—	14,371,830

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

          In connection with the initial public offering, JK Acquisition has committed to pay to the underwriters an underwriting discount equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust.

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

NOTE 5 — DERIVATIVE LIABILITY

          Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants have been reported as a liability. The warrant agreement provides for JK Acquisition to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, JK Acquisition must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the statement of income and expenses. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or JK Acquisition is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability at the date of issuance in the accompanying balance sheets was estimated using the initial trading value of the warrants after they were separated from the initial units and began to trade. The fair value of the warrants as of September 30, 2006 was determined by the trading value of the securities on that date. The value assigned to the warrant liability at April 17, 2006 (the date of issuance) and September 30, 2006 was $11,389,001 and $10,033,167, respectively.

          Gain (loss) on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,355,835 and ($542,333) for nine and three months ended September 30, 2006, respectively.

NOTE 6 — EQUITY

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

NOTE 7 — STOCK OPTION

          JK Acquisition sold to Ferris Baker, Watts, Inc. for $100 an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter’s Purchase Option (“UPO”) is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO will have a life of four years from the effective date.

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

          The fair value of the warrants was $2,292,637 as of September 30, 2006. Gain (loss) on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $690,192 and ($6,356) for the nine and three months ended September 30, 2006, respectively.

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

NOTE 8 — RELATED PARTY TRANSACTION

          JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the nine months ended September 30, 2006, $45,000 has been expensed for the administrative fee.

NOTE 9— DEFERRED TRANSACTION COSTS

 Deferred transactions cost consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet that are related to the proposed merger discussed in Note 10. Deferred transaction costs related to the proposed merger will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.

NOTE 10— PROPOSED MERGER

  On September 6, 2006, JK Acquisition entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JK Acquisition (“MSI”), Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative, and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). Following completion of the Merger, it is anticipated that the Company will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from both JK Acquisition Corp. and Multi-Shot, LLC. Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a highly skilled and experienced labor force. Multi-Shot owns and operates equipment of the highest standards and maintains a diversified customer base that includes large, U.S. independent exploration and production companies.

      At closing, the initial Merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $105,700,000 (assuming the Third-Party Indebtedness, as such term is defined in the Merger Agreement, of Multi-Shot does not exceed $13,500,000 on the closing date), consisting of the following:

•	$69,150,000 in cash at closing;

•	4,268,519 shares of JK Acquisition common stock;

•
8,537,038 warrants (each warrant may be exchanged for one share of JKA common stock solely pursuant to the grant of an Earnout Award (as defined in the Merger Agreement) pursuant to the Merger Agreement); and

•	the assumption of Third-Party Indebtedness, which is expected to be approximately $13,500,000.

If the acquisition is not consummated, the $150,755 of deferred transaction costs, classified on the balance sheet as other assets, will be immediately expensed.

NOTE 11—LIQUIDITY

  JK Acquisition’s current cash position is $161,759. JK Acquisition currently has outstanding payables of $98,285. JK Acquisition has the ability to withdraw an additional $500,000 from interest earned in the trust fund to fund certain additional operating costs or to fund additional transaction costs.

  In the event the proposed merger is not consummated within the agreed upon time period, JK Acquisition believes it will have sufficient funds to operate until April 2008.

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

          Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 is being held in trust and the remaining $100,000 is not being held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 2008, assuming that a business combination is not consummated during that time. Over this time period, and exclusive of the expenses related to the offering, we anticipate approximately $200,000 of expenses for the due diligence and investigation of a target business, $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 4350 Management, LLC ($7,500 per month for two years), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

          Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors. Consistent with the disclosures in our prospectus, we have focused our search on companies in the manufacturing, distribution and service sectors, though we may acquire an operating business in an industry that we choose. However, there can be no assurance that we will find and close a suitable business combination in the allotted time.

Developments in Finding a Suitable Business Target

 On September 6, 2006, JK Acquisition Corp. (“JKA”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JKA (“MSI”), Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative, and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). Following completion of the Merger, it is anticipated that JKA will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from both JK Acquisition Corp. and Multi-Shot, LLC.

     Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a highly skilled and experienced labor force. Multi-Shot owns and operates equipment of the highest standards and maintains a diversified customer base that includes large, U.S. independent exploration and production companies.

     The Merger is expected to be consummated by January 31, 2007, after the required approval by JKA’s stockholders and the fulfillment of certain other conditions, as discussed in greater detail herein and in the Merger Agreement.

     The following description summarizes the material provisions of the Merger Agreement. Stockholders should read carefully the Merger Agreement, which was attached as Exhibit 10.1 to the Current Report on Form 8-K previously filed by JKA on September 7, 2006. The Merger Agreement contains representations and warranties which JKA, on the one hand, and Multi-Shot and the Members, on the other hand, have made to one another and are for the benefit of such parties only, and may not be relied upon by any other person. The assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in disclosure schedules to the Merger Agreement, which we consider nonpublic information. Although JKA does not believe the disclosure schedules contain information the securities laws require JKA to publicly disclose, the disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement.

Merger Consideration

     At closing, the initial Merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $105,700,000 (assuming the Third-Party Indebtedness, as such term is defined in the Merger Agreement, of Multi-Shot does not exceed $13,500,000 on the closing date), consisting of the following:

•	$69,150,000 in cash at closing;

•	4,268,519 shares of JKA common stock (“Parent Shares”);

•
8,537,038 warrants (each warrant may be exchanged for one share of JKA common stock solely pursuant to the grant of an Earnout Award (as defined in the Merger Agreement) pursuant to the Merger Agreement)(“Parent Warrants”); and

•	the assumption of Third-Party Indebtedness, which is expected to be approximately $13,500,000

Furthermore, the Members will also be eligible to receive Redemption Liability Shares (as defined in the Merger Agreement) and Redemption Warrants (as defined in the Merger Agreement) if the cash consideration paid by JKA to its stockholders with respect to such stockholders exercising their conversion rights exceeds $3,000,000.

The cash portion of the purchase price will be funded with cash currently being held in the trust fund established in connection with JKA’s initial public offering.

The form of Parent Warrant and Redemption Warrant to be issued to the Members is attached as Exhibit 10.2 to the Current Report on Form 8-K filed on September 7, 2006. The Parent Warrants and Redemption Warrants may be exchanged by the Members for additional consideration pursuant to Earnout Awards as determined based upon certain future events as related to the exercise of public warrants by JKA stockholders.

All Parent Shares, Parent Warrants, Redemption Liability Shares, Redemption Warrants and JKA common stock issued pursuant to the exercise of any Parent Warrant or Redemption Warrant in connection with the Merger will be subject to a registration rights agreement which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed on September 7, 2006.

Escrow Amounts

     At the closing of the Merger, $1 million of cash consideration and all of the Parent Shares, Parent Warrants, Redemption Liability Shares and Redemption Warrants will be transferred to an escrow agent to secure (i) any post-closing adjustment in the purchase price in JKA’s favor and (ii) the indemnification obligations of the Members, subject to the terms and conditions set forth in the Merger Agreement and escrow agreement.

Closing of the Merger

     The closing of the Merger will take place following the satisfaction of certain customary closing conditions in Merger Agreement, but in no event later than January 31, 2007.

Representations and Warranties

     The Merger Agreement contains customary representations and warranties of each of JKA, Multi-Shot and the Members, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Merger Agreement, (d) permits, (e) taxes, (f) absence of undisclosed liabilities, (g) real properties, (h) material contracts, (i) title and condition of assets, (j) absence of certain changes, (k) employee and employee benefit matters, (l) compliance with applicable laws, (m) absence of litigation, (n) environmental matters, (o) warranties and (p) insurance.

     Some of the representations and warranties of JKA, Multi-Shot and the Members are qualified by knowledge of the party, materiality or to the extent a breach does not result in a material adverse effect.

Interim Operations Relating to JKA and Multi-Shot

Each of JKA and Multi-Shot has agreed to continue to operate its business in the ordinary course prior to the closing of the Merger, to use reasonable efforts to preserve current relationships with customers, employees and suppliers, and additional material covenants including that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information; and (iii) until termination of the Merger Agreement (except as discussed below), not to solicit or accept an offer to enter into a Competing Transaction, as such term is defined in the Merger Agreement.

No Solicitation

     Multi-Shot has suspended or terminated, and has the legal right to terminate or suspend, all negotiations and discussions of any acquisition, merger, consolidation or sale of all or substantially all of the assets or member interests of Multi-Shot with parties other than JKA. Furthermore, Multi-Shot has agreed, from the date of the Merger Agreement and until the termination of the Merger Agreement, not to, directly or indirectly through any officer, member, manager, employee, representative or agent, solicit, initiate, entertain or encourage any proposal or offer from, or engage in any negotiations with any person other than JKA, or agree to, approve or recommend, any proposal for a Competing Transaction.

     However, JKA is permitted to receive general inquiries from third parties concerning potential transactions that would be in substitution of or in addition to, the Merger as contemplated by the Merger Agreement, and to conduct preliminary dialogue related thereto. However, JKA may not negotiate, present, or propose related to any presentations or proposals, conditional terms with any third party with respect to any such transaction until the earlier of: (i) the closing of the Merger, or (ii) the termination of the Merger Agreement pursuant to the terms provided therein.

Indemnification

     The Members, jointly and severally, have agreed to hold JKA and its representatives, successors and permitted assigns harmless from any damages, whether as a result of any third party or otherwise, and which arise from or in connection with any breach by the Members or Multi-Shot of any representations, warranties, covenants or obligations under the Merger Agreement. JKA has agreed to hold harmless the Members and Multi-Shot for any breach of JKA’s representations, warranties or covenants under the Merger Agreement. Subject to certain exceptions, claims made against the Members may be asserted only once the aggregate amount of all claims exceeds $500,000. Additionally, subject to certain exceptions, including fraud or willful misrepresentation or misconduct, the aggregate indemnification liability of the Members will not exceed $10,000,000. Most of the representations and warranties of the parties under the Merger Agreement will survive the closing for 18 months; however, certain representations and warranties will survive for longer periods.

     Indemnification claims may be made against JKA only once the aggregate amount of claims exceeds $500,000. Subject to certain exceptions, including fraud or willful misrepresentation or misconduct, the aggregate indemnification liability of JKA will not exceed $12,658,000

Conditions to the Completion of the Merger

     The obligations of JKA and Multi-Shot are subject to certain customary closing conditions, including the following:

•	no order or injunction enjoining the Merger;

•	no statute, rule, order or decree shall have been enacted or promulgated which would prohibit the Merger or otherwise make the Merger illegal;

•	receipt of certain consents;

•	entering into the registration rights agreement, escrow agreement and certain other agreements;

•	termination of certain Multi-Shot existing plans and agreements;

•
the majority of voting JKA stockholders shall have approved the transactions contemplated by the Merger Agreement and public JKA stockholders owning not more than twenty percent (20%) of JKA’s shares of common stock issued in JKA’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the Merger;

•	certain of the officers of Multi-Shot shall have entered into employment agreements;

•	the Members shall have approved the transactions contemplated by the Merger Agreement;

•	all specified waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, if any, shall have expired, and

•	the absence of any action, suit or proceeding challenging or preventing the Merger

Termination

     The Merger Agreement may be terminated prior to the closing of the Merger, including the following:

•	by Multi-Shot if JKA is unable to obtain stockholder approval by January 31, 2007

•	at any time, by mutual written agreement as duly authorized by the Board of Directors of JKA and the Board of Managers of Multi-Shot;

•	at any time after January 31, 2007, by either Multi-Shot or JKA if the closing shall not have occurred for any reason other than a breach by the terminating party;

•
by Multi-Shot, if there is a material breach by JKA of any representation, warranty or obligation under the Merger Agreement, that renders the satisfaction of any condition to Multi-Shot’s obligations impossible and such breach is not waived by Multi-Shot; or

•	by JKA if Multi-Shot’s 2006 Annualized Adjusted EBITDA (as defined in the Merger Agreement) is less than $17,625,000.

In some cases, in the event that JKA elects to terminate the Merger Agreement, JKA will be liable for certain fees and expenses incurred by Multi-Shot and the Members during the Merger negotiations.

Effect of Termination

In the event of termination, the Merger Agreement shall forthwith become void, there shall be no liability under this Agreement on the part of JKA, MSI or Multi-Shot or any of their respective officers, managers or directors, and all rights and obligations of each party hereto shall cease. Furthermore, if the Merger Agreement is terminated:

•	JKA and MSI are obligated to return all document and work papers obtained from Multi-Shot or the Members;

•	all filings with any government agencies shall be withdrawn, to the extent practicable;

•	certain confidentiality obligations will survive closings; and

•	no party shall be relieved of any liability for willful breach of the Merger Agreement.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 and 2005

          For the three months ended September 30, 2006 and 2005, we had net income (loss) of $57,168 and $(1,294), respectively. For the three months ended September 30, 2006, we incurred $85,268 of general and administrative expenses, $34,408 of income tax expense and $548,690 of loss on derivative liabilities of the Company’s warrant as a result of the change in valuation of the derivative liabilities (see Item 1, Note 5 for more information), offset by interest income on the trust fund investments of $725,534 as compared to the three months ended September 30, 2005 when we incurred only $1,294 of general and administrative expenses in connection with our formation.

Comparison of Nine Months Ended September 30, 2006 with Period from Inception to September 30, 2005

          For the nine months ended September 30, 2006, we had net income of $3,146,511. For the period from May 11, 2005 (our date of inception) to September 30, 2005, we had a net loss of $4,507. For the nine months ended September 30, 2006, we incurred $152,933 of general and administrative expenses and $63,684 of income tax expense, offset by interest income on the trust fund investments of $1,317,103 and a gain of $2,046,025 on derivative liabilities of the Company’s warrant as a result of the change in valuation of the derivative liabilities (see Item 1, Note 5 for more information), as compared to the period from May 11, 2005 to September 30, 2005 when we incurred only $4,507 of general and administrative expenses in connection with our formation.

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

          The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. The underwriters have agreed to defer approximately $1,552,500 of the proceeds attributable to their non-accountable expense allowance until the consummation of a business combination. Upon the consummation of a business combination, we will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters for deferred underwriting fees and expenses may be used to finance operations of the target business. We expect that the operating expenses of a target business may include some or all of the following: capital expenditures, expenditures for future projects, general ongoing expenses including supplies and payroll, expanding markets and strategic acquisitions or alliances. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until April 2008, assuming that a business combination is not consummated during that time. Over this time period, and exclusive of the expenses related to the offering, we anticipate approximately $200,000 of expenses for the due diligence and investigation of a target business, $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 4350 Management, LLC ($7,500 per month for two years), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

          We currently have no operating business. If we are unable to find and close a suitable target business by October 10, 2007 (or April 10, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 10, 2007), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

Item 4. Controls and Procedures.

          Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

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

PART II - OTHER INFORMATION

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

JK ACQUISITION CORP.

Date: November 8, 2006	By:	/s/ James P. Wilson
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