Form 10-K
period 2006-12-31
JK Acquisition Corp.
filed 2007-03-30
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-32574
JK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-0745202
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4400 Post Oak Parkway, Suite 2530
Houston, Texas	77027
(Address of principal executive	(Zip Code)
offices)
Registrant’s telephone number, including area code: (713) 978-7557
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Units, each consisting of one share of Common Stock, $0.001 par value, and Two Warrants Common Stock, $0.001 par value per share Warrants to Purchase Common Stock	American Stock Exchange American Stock Exchange American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ☐ Yes       ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
☐ Large accelerated filer       ☐ Accelerated filer      ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☑ Yes      ☐ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $70,753,750. Shares of voting common stock held by directors, executive officers, and by each person who was known to us to beneficially own 10% or more of the outstanding common stock as of such date have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price of $5.35 per share, which was the closing sale on June 30, 2006 as reported by the American Stock Exchange..
As of March 27, 2007, there were 16,516,667 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
NONE

PART I
This 10-K was prepared and relates to the Company as of December 31, 2006. Since that date there have been Subsequent Events:
The Company entered into an amended merger agreement on February 14, 2007 with Multi-Shot, LLC. An announcement of the merger was made on February 15, 2007 and the required 8-K filing, including all related exhibits, was made with the Securities and Exchange Commission (“SEC”) on February 15, 2007 (an excerpt of the 8-K filing is included below).
Additionally, the Company entered into a Warrant Clarification Agreement on January 10, 2007. The required 8-K filing, including all related exhibits, was made with the SEC on January 10, 2007 (an excerpt of the 8-K filing is included below).
When reading this 10-K, please note that all references are to the Company as it existed prior to the February 14, 2007 amended merger agreement. Whether or not the merger is consummated may have a material impact on the Company. Disclosures related to such impact will be included in the Company’s proxy filing soliciting shareholder approval.
Excerpts from February 15, 2007 8-K filing
On February 14, 2007, JK Acquisition Corp. (“JKA”) and Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JKA (“MSI”), entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative (“Members’ Representative”), and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). The Amended Merger Agreement fully amends and restates the Agreement and Plan of Merger, dated September 6, 2006, by and among JKA, MSI, Multi-Shot, Members’ Representative and the Members. Following completion of the Merger, it is anticipated that JKA will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from the former management of JK Acquisition Corp. and the former members of Multi-Shot, LLC.
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
The Merger is expected to be consummated by July 31, 2007, after the required approval by JKA’s stockholders and the fulfillment of certain other conditions, as discussed in greater detail herein and in the Amended Merger Agreement.
Among other things, the Amended Merger Agreement extends the deadline to complete the contemplated merger to July 31, 2007 (from January 31, 2007) and provides that either party may terminate the Amended Merger Agreement if the merger is not completed by such date. Additionally, the Amended Merger Agreement allows Multi-Shot to pursue negotiations with a private equity investor (the “Investor”) that is expected to become a member of Multi-Shot as part of a contemplated recapitalization transaction, expected to be consummated on or before March 31, 2007. Upon the consummation of the recapitalization transaction, the Investor will become a member of Multi-Shot, and, thus, a party to the Amended Merger Agreement. In the event such recapitalization transaction fails to occur on or before March 31, 2007, for any reason, the Amended Merger Agreement may be terminated by Multi-Shot.
At closing, the initial merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $120,750,000 (assuming the Third-Party Indebtedness, as such term is defined in the

Amended Merger Agreement, of Multi-Shot does not exceed $49,400,000 on the closing date), consisting of the following:
•	13,203,700 shares of JKA common stock (“Parent Shares”);

•	26,407,400 warrants (each warrant may be exchanged for one share of JKA common stock solely pursuant to the grant of an Earnout Award (as defined in the Amended Merger Agreement) pursuant to the Amended Merger Agreement)(“Parent Warrants”); and

•	the assumption of Third-Party Indebtedness, which is expected to be approximately $49,400,000.
Furthermore, the Members will also be eligible to receive Redemption Liability Shares (as defined in the Amended Merger Agreement) and Redemption Warrants (as defined in the Amended Merger Agreement) if the cash consideration paid by JKA to its stockholders with respect to such stockholders exercising their conversion rights exceeds $3,000,000.
A portion of the cash currently being held in the trust fund established in connection with JKA’s initial public offering will be used to repay in $15,000,000 in subordinated indebtedness that will be incurred by Multi-Shot in the contemplated recapitalization, and additional portions of the cash may be used to repay all, or a portion of the contemplated $34,400,000 of the other assumed Third Party Indebtedness.
The Parent Warrants and Redemption Warrants may be exchanged by the Members for additional consideration pursuant to Earnout Awards as determined based upon any future exercise of public warrants by JKA stockholders while JKA common stock is selling at a price greater than $5.00 per share.
All Parent Shares, Parent Warrants, Redemption Liability Shares, Redemption Warrants and JKA common stock issued pursuant to the exercise of any Parent Warrant or Redemption Warrant in connection with the Merger will be subject to a registration rights agreement.
At the closing of the Merger, all of the Parent Shares, Parent Warrants, Redemption Liability Shares and Redemption Warrants issued to the Continuing Members (as defined in the Amended Merger Agreement) will be transferred to an escrow agent to secure (i) any post-closing adjustment in the purchase price in JKA’s favor and (ii) the indemnification obligations of the Members, subject to the terms and conditions set forth in the Amended Merger Agreement and escrow agreement.
The closing of the Merger will take place following the satisfaction of certain customary closing conditions in Amended Merger Agreement, but in no event later than July 31, 2007.
The Amended Merger Agreement contains customary representations and warranties of each of JKA, Multi-Shot and the Members, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Amended Merger Agreement, (d) permits, (e) taxes, (f) absence of undisclosed liabilities, (g) real properties, (h) material contracts, (i) title and condition of assets, (j) absence of certain changes, (k) employee and employee benefit matters, (l) compliance with applicable laws, (m) absence of litigation, (n) environmental matters, (o) warranties and (p) insurance.
Some of the representations and warranties of JKA, Multi-Shot and the Members are qualified by knowledge of the party, materiality or to the extent a breach does not result in a material adverse effect.
Each of JKA and Multi-Shot has agreed to continue to operate its business in the ordinary course prior to the closing of the Merger, to use reasonable efforts to preserve current relationships with customers, employees and suppliers, and additional material covenants including that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information; and (iii) until termination of the Amended Merger Agreement (except as discussed below), not to solicit or accept an offer to enter into a Competing Transaction (as defined in the Amended Merger Agreement).
Except with respect to the contemplated recapitalization transaction, Multi-Shot has suspended or terminated, and has the legal obligation to terminate or suspend, all negotiations and discussions of any acquisition, merger, consolidation or sale of all or substantially all of the assets or member interests of Multi-Shot with parties other than JKA. Furthermore,

Multi-Shot has agreed, from the date of the Amended Merger Agreement and until the termination of the Amended Merger Agreement, not to, directly or indirectly through any officer, member, manager, employee, representative or agent, solicit, initiate, entertain or encourage any proposal or offer from, or engage in any negotiations with any person other than JKA, or agree to, approve or recommend, any proposal for a Competing Transaction.
JKA is permitted to receive general inquiries from third parties concerning potential transactions that would be in substitution of or in addition to, the Merger as contemplated by the Amended Merger Agreement, and to conduct preliminary dialogue related thereto. However, JKA may not negotiate, present, or propose related to any presentations or proposals, conditional terms with any third party with respect to any such transaction until the earlier of: (i) the closing of the Merger, or (ii) the termination of the Amended Merger Agreement pursuant to the terms provided therein.
The Members, jointly and severally, have agreed to hold JKA and its representatives, successors and permitted assigns harmless from any damages, whether as a result of any third party or otherwise, and which arise from or in connection with any breach by the Members or Multi-Shot of any representations, warranties, covenants or obligations under the Amended Merger Agreement. JKA has agreed to hold harmless the Members and Multi-Shot for any breach of JKA’s representations, warranties or covenants under the Amended Merger Agreement. Subject to certain exceptions, claims made against the Members may be asserted only once the aggregate amount of all claims exceeds $500,000. Additionally, subject to certain exceptions, including fraud or willful misrepresentation or misconduct, the aggregate indemnification liability of the Members will not exceed $10,000,000. Most of the representations and warranties of the parties under the Amended Merger Agreement will survive the closing for 18 months; however, certain representations and warranties will survive for longer periods.
Indemnification claims may be made against JKA only once the aggregate amount of claims exceeds $500,000. Subject to certain exceptions, including fraud or willful misrepresentation or misconduct, the aggregate indemnification liability of JKA will not exceed approximately $17,857,143.
The obligations of JKA and Multi-Shot are subject to certain customary closing conditions, including the following:
•	no order or injunction enjoining the Merger;

•	no statute, rule, order or decree shall have been enacted or promulgated which would prohibit the Merger or otherwise make the Merger illegal;

•	receipt of certain consents;

•	entering into the registration rights agreement, escrow agreement and certain other agreements;

•	termination of certain Multi-Shot existing plans and agreements;
•	the majority of voting JKA stockholders shall have approved the transactions contemplated by the Amended Merger Agreement and public JKA stockholders owning not more than twenty percent (20%) of JKA’s shares of common stock issued in JKA’s initial public offering and outstanding immediately before the closing shall have exercised their rights to convert their shares into a pro rata share of the trust fund rather than approve the Merger;
•	certain of the officers of Multi-Shot shall have entered into employment agreements;

•	the Members shall have approved the transactions contemplated by the Amended Merger Agreement;

•	all specified waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, if any, shall have expired, and

•	the absence of any action, suit or proceeding challenging or preventing the Merger.
The Amended Merger Agreement may be terminated prior to the closing of the Merger upon certain events, including the following:
•	by Multi-Shot if JKA is unable to obtain stockholder approval by July 31, 2007;
•	at any time, by mutual written agreement as duly authorized by the Board of Directors of JKA and the Board of Managers of Multi-Shot;
•	at any time after July 31, 2007, by either Multi-Shot or JKA if the closing shall not have occurred for any reason other than a breach by the terminating party;
•	by JKA or Multi-Shot upon the issuance of any order which is final and nonappealable that would prevent or prohibit the consummation of the Merger;

•	by JKA, if there is a material breach of any representation, warranty or obligation by Multi-Shot under the Amended Merger Agreement that renders the satisfaction of any condition to JKA’s obligations impossible and such breach is not waived by JKA;
•	by Multi-Shot, if there is a material breach by JKA of any representation, warranty or obligation under the Amended Merger Agreement, that renders the satisfaction of any condition to Multi-Shot’s obligations impossible and such breach is not waived by Multi-Shot;
•	by JKA if Multi-Shot’s adjusted or updated Gross Enterprise Value (as defined in the Amended Merger Agreement) as of June 30, 2007 is less than the Gross Enterprise Value as defined in Section 2.01(b)(i) of the Amended Merger Agreement; or
•	by Multi-Shot in the event: (i) the Investor Purchase Agreement (as defined in the Amended Merger Agreement) is not consummated on or before March 31, 2007, or (ii) in the sole reasonable discretion of Multi-Shot, at any earlier date to the extent Multi-Shot does not believe that the Investor Purchase Agreement is likely to be consummated on or before March 31, 2007.
In some cases, in the event that JKA elects to terminate the Amended Merger Agreement, JKA will be liable for certain fees and expenses incurred by Multi-Shot and the Members during the Merger negotiations.
In the event of termination, the Amended Merger Agreement shall become void, there shall be no liability under this Agreement on the part of JKA, MSI or Multi-Shot or any of their respective officers, managers or directors, and all rights and obligations of each party hereto shall cease. Furthermore, if the Amended Merger Agreement is terminated:
•	JKA and MSI are obligated to return all document and work papers obtained from Multi-Shot or the Members;
•	all filings with any government agencies shall be withdrawn, to the extent practicable;
•	certain confidentiality obligations will survive closings; and
•	no party shall be relieved of any liability for willful breach of the Amended Merger Agreement.
Excerpt from January 10, 2007 8-K filing
     On January 10, 2007, JK Acquisition Corp. (‘‘Company’’) entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ‘‘Warrant Agreement’’) by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated April 11, 2006, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise. Accordingly, in the first quarter of 2007, the company will reverse the Derivative Liability on the balance sheet as of December 31, 2006.
Item 1. Business.
Overview
We are a blank check company incorporated in Delaware on May 11, 2005, in order to serve as a vehicle for a business combination with an operating business. On April 17, 2006, we closed our initial public offering of 13,225,000 units, including 1,725,000 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00.
Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 was held in trust and the remaining $100,000 was not held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Through December 31, 2006, we have used $297,372 of the net proceeds that were not deposited into the trust to pay general and administrative expenses. The net proceeds deposited into the trust remain on deposit in the trust earning interest. As of December 31, 2006, there was $77,627,249 held in the trust.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. Our efforts in identifying a prospective target business will not be limited to a particular industry. We will only focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in basic industry opportunities involving manufacturing, distribution and service. Additionally, we expect to focus on companies that have historically exhibited the ability to increase revenues on an annual basis.
Examples of qualities we will look for in a target company include:
•	experienced operating management groups;
•	demonstrated track records of historical growth in revenues and cash flow;
•	involvement in an industry providing opportunity for additional acquisitions;
•	regulatory or technical barriers to entry; and/or
•	companies with identifiable growth prospects with a need for growth capital.
We intend to source our target business opportunities from various internal and external sources. We believe that we will be able to generate deal flow from internal sources primarily resulting from personal contacts and relationships that our officers and directors have developed and maintain in the private equity and mergers and acquisitions industry, as well as through relationships they have developed and maintain with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors. We will also seek to generate potential transactions from external sources by contacting investment bankers, venture capital funds, private equity funds, and other members of the financial community which may present solicited or unsolicited proposals.
Competitive Strengths
We believe that our company will succeed in consummating a business combination with a target business or businesses as a result of the following:
• Experienced Transactional Investors. Our officers have extensive experience in the private equity and mergers and acquisitions industry. We have been involved in middle market transaction development, acquisition due diligence, structuring, negotiating and closing middle market acquisition and growth financing transactions. In addition, our officers have served on the Board of Directors of acquiring and acquired middle market companies.
• Extensive Private Equity and Mergers and Acquisitions Contacts. Our management team and Board of Directors have significant experience and contacts in the private equity and mergers and acquisitions industry. While we will continue to consider and evaluate acquisitions that have been identified in the public or private markets, we believe focusing on the origination of acquisitions through our management’s contacts will create valuable opportunities.
• Investment Management Experience. Our officers and directors have significant experience managing operating company investments. We believe this experience provides us with a competitive advantage in evaluating a target business’ strategic initiatives and long term operating plans.
Effecting a business combination
General
We have conducted discussions with target businesses regarding potential business combinations. Subject to the limitation that a target business has a fair market value of at least 80% of our net asses at the time of the acquisition, as more fully discussed below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
Sources of target businesses
Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We expect that we may be contacted by unsolicited parties who become aware of our interest in prospective targets through press releases, word of mouth, media coverage and our website, should these outlets develop. We may pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us. Any such fee would be conditioned on our consummating a business combination with the identified target. We anticipate that such fees, if any, would be a percentage of the consideration associated with such business combination, with the percentage to be determined based on local market conditions at the time of such combination.
We may complete a business combination with a target company in which RSTW Partners has invested, which may give rise to a conflict of interest because James P. Wilson is affiliated with RSTW Partners. To further minimize potential conflicts of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the SEC.
Selection of a target business and structuring of a business combination
Mr. Wilson will supervise the process of evaluating prospective target businesses, and we expect that he will devote substantial time to our business once we have signed a term sheet with a target business that provides for a business combination conditioned in part on the completion of due diligence. We anticipate that Mr. Wilson will be assisted in his efforts by the Company, together with the Company’s outside attorneys, accountants and other representatives.
Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:
•	financial condition and results of operation;
•	cash flow potential;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	security measures employed to protect technology, trademarks or trade secrets;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.
The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. We may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. Also, other than 4350 Management, LLC, we will not, and no other person or entity will, pay any finder’s or consulting fees to our existing directors, officers, stockholders or special advisors, or any of their respective affiliates, for services rendered to or in connection with a business combination. In addition, we will not make any other payment to such parties out of the proceeds of our initial public offering (or the funds held in trust) other than reimbursement for any out-of-pocket expenses they incur in conducting due diligence, the payments to 4350 Management, LLC for administrative services and the repayment of the $329,000 in advances from Messrs. Spickelmier and Wilson to us. The arrangement with 4350 Management, LLC is being agreed to by 4350 Management, LLC for our benefit and is not intended to provide Mr. Wilson compensation in lieu of salary.
Fair market value of target business
The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. Deferred compensation of the underwriters held in trust shall be excluded from our net assets when calculating the 80% fair market value requirement. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. To further minimize potential conflicts of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the SEC.
Lack of business diversification
Our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. We expect to effect only a single business combination with one target business. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and
•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholder approval of business combination
Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering and the private placement, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering and the private placement both vote against the business combination and exercise their conversion rights.
Conversion rights
At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. Without taking into any account interest earned on the trust account or related income taxes, the per-share conversion price at December 31, 2006 would be $5.87, or $0.13 less than the per-unit offering price of $6.00. We will take steps to try to protect the assets held in trust from third-party claims. However, to the extent that such claims are successfully made against the trust assets, they may reduce the per-share conversion price below approximately $5.87. There may also be a corresponding incentive to our existing stockholders to exercise their conversion rights with respect to shares acquired in the open market after the consummation of our initial public offering. As a result, our existing stockholders’ weighted average cost per share (taking into account the shares acquired for a nominal amount prior to our initial public offering in addition to those securities purchased in the aftermarket) will be significantly less than the amount payable upon the exercise of the conversion right ($5.87 per share as of December 31, 2006).
An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning an aggregate of 20% or more of the shares sold in our initial public offering and purchased in the private placement both vote against a business combination and exercise their conversion rights.
Liquidation if no business combination
If we do not complete a business combination within 18 months after April 11, 2006, or within 24 months after April 11, 2006 if the extension criteria described below have been satisfied, we will be dissolved and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering and the 333,334 shares included in the units they purchased in the private placement; they will participate in any liquidation distribution with respect to any shares of common stock acquired following our initial public offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.
If we were to expend none of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share liquidation price would be $5.87 as of December 31, 2006, or $0.13 less than the per-unit price of our initial public offering of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be senior to the claims of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor that would reduce the amount of the funds in trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations. Furthermore, we cannot assure you that the actual per-share liquidation price will not be less than $5.87, plus interest, due to claims of creditors.
If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after April 11, 2006, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so within 24 months following April 11, 2006, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.
Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.
Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Further:
•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;
•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and
•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
We have two executive officers, both of whom are members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs, although we expect for Mr. Wilson to devote substantial time to our business once we have signed a term sheet with a target business that provides for a business combination conditioned in part on the completion of due diligence. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.
Developments in Finding a Suitable Business Target
On September 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MSI”), Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative, and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). Following completion of the Merger, it is anticipated that we will change our name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from both the Company and Multi-Shot, LLC.
Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore oil and gas producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a highly skilled and experienced labor force. Multi-Shot owns and operates equipment of the highest standards and maintains a diversified customer base that includes large, U.S. independent exploration and production companies.
The Merger is expected to be consummated by January 31, 2007, after the required approval by our stockholders and the fulfillment of certain other conditions, as discussed in greater detail in the Merger Agreement. For a more complete discussion of our proposed business combination, see our Current Reports on Form 8-K, dated September 7, 2006 and February 15, 2007, filed with the SEC. Unless otherwise indicated, the remainder of this Annual Report on Form 10-K assumes that the Merger is not consummated.
Item 1A. Risk Factors.
Statements in this Annual Report under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.
We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.
We will not generate any revenues (other than interest income on the cash held in trust) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

If we are unable to complete a business combination and are forced to liquidate and distribute the trust account, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.
If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section appearing elsewhere in this report entitled “Effecting a business combination — Liquidation if no business combination.”
Under Delaware law, the requirements and restrictions contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.
Our amended and restated certificate of incorporation, as amended, sets forth certain requirements and restrictions that shall apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation, as amended, provides, among other things, that:
• prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;
• we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock issued in our initial public offering voted by our stockholders, and (ii) holders of shares of common stock issued in our initial public offering exercise their conversion rights with respect to less than 20% of the shares issued in our initial public offering and our private placement;
• if our initial business combination is approved and consummated, our stockholders who hold shares of common stock issued in our initial public offering and who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;
• if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the prescribed time periods, then we will be dissolved and distribute to our stockholders who hold shares of common stock issued in our initial public offering their pro rata share of the trust account; and
• we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.
Our amended and restated certificate of incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Mr. Wilson to devote substantial time to our business during the process of conducting due diligence on a target company with whom we have signed a term sheet for a business combination conditioned on the successful conclusion of due diligence. If our executive officers’ or directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a complete discussion of the potential conflicts of interest that you should be aware of, see the section appearing elsewhere in this report entitled “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.
We may not be able to consummate a business combination within the required time frame, in which case we would be forced to liquidate.
We must complete a business combination with a fair market value of at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of acquisition within 18 months after April 11, 2006 (or within 24 months after April 11, 2006 if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after April 11, 2006 and the business combination relating thereto has not yet been consummated within 18-months after April 11, 2006). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders would be less than $5.87 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would reduce the amount of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations. In addition, such third party claims may result in the per share conversion price received by the stockholders who vote against a business combination and elect to convert their shares into cash being less than approximately $5.87 per share.
We may issue shares of our capital stock or debt securities to complete a business combination which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There will be 9,441,665 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Inc.), and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly dilute the equity interest of our current investors, including those who purchased equity interests in our initial public offering;
•	may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;
•	could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to service our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.
The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if a business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund the business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or the business combination may be more highly leveraged than desirable. As a result, we may not be able to effectuate the most attractive business combination available to us.
Our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.
Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. Upon consummation of a business combination, the role of our key personnel in the target business cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, they are not currently obligated to do so. We anticipate that our current management will continue to serve as directors or consultants after any acquisition, which may result in a conflict of interest. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see sections appearing elsewhere in this report entitled “Management — Directors and Officers” and “Management — Conflicts of Interest.”
We will attempt to retain the management of the target business or we will recruit new management team members to join the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.
Our officers and directors may not have significant experience or knowledge of the industry of the target business.
We cannot assure you that our officers and directors will have experience or sufficient knowledge relating to the industry of the target business to make an appropriate acquisition decision.
Some of our officers and directors are currently, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Some of our officers and directors are currently, and may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our management’s business affiliations and the potential conflicts of interest that you should be aware of, see the sections appearing elsewhere in this report entitled “Management — Directors and Officers” and “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors directly or indirectly own shares of our common stock that will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
All of our officers and directors directly or indirectly own stock in our company, but do not have a right with respect to those shares of common stock acquired by them prior to our initial public offering to receive distributions upon our liquidation. Our initial stockholders paid $.010563 per share for their 2,958,333 shares. Additionally, James P. Wilson and Keith D. Spickelmier have collectively purchased an aggregate of 333,334 units in a private placement immediately prior to our initial public offering but have waived their right to liquidation distributions with respect to the shares included in such units. The shares and warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination within the required time frame. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
It is probable that we will only complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.
Our initial business combination must be with a business with a fair market value of at least 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such acquisition. We intend to complete only a single business combination with one target business. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
We will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.
None of our officers or directors have ever been a principal of, or have ever been affiliated with, a company formed with a business purpose similar to ours.
Our officers and directors have never served as officers or directors of a development stage public company with the business purpose of raising funds to acquire an operating business. Accordingly, you may not be able to adequately evaluate their ability to successfully consummate a business combination.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the private placement, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
There are numerous similarly structured blank check companies that have completed initial public offerings in the United States with business plans similar to ours, and there are a number of additional offerings in the United States that are still in the registration process but have not completed their initial public offerings. While some of those companies have specific industries or geographies that they must complete a business combination in, a number of them may consummate a business combination in any industry or location they choose. We may therefore be subject to competition from these and other companies seeking to consummate a business plan similar to ours, which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to complete a suitable target business combination within such time periods, we will be forced to liquidate.
If additional financing is required, we may be unable to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders are required to provide any financing to us in connection with or after a business combination.
The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:
•	reduced liquidity with respect to our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our initial stockholders, including our officers and directors, control a substantial interest in us and this may influence certain actions requiring a stockholder vote.
Upon consummation of our initial public offering and the private placement, our initial stockholders (including all of our officers and directors) collectively owned approximately 19.93% of our issued and outstanding shares of common stock (including the purchase of 333,334 units in the private placement). In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering, as well as any shares of common stock acquired in connection with or following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.
Target business may be affiliated with one or more of the initial stockholders.
We may complete a business combination with a target company with which one or more of the initial stockholders is affiliated or has been affiliated, which may give rise to a conflict of interest. For example, Mr. Wilson is a managing partner at RSTW Partners. RSTW Partners has invested in middle market companies across the United States. We may complete a business combination with a target company in which RSTW Partners has invested, which may give rise to a conflict of interest because Mr. Wilson is affiliated with RSTW Partners.
If the private placement was not conducted in compliance with applicable law, the existing stockholders may have the right to rescind their unit purchases. The rescission rights, if any, may require us to refund an aggregate of $2,000,004 to our existing stockholders, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed, the amount available to our public stockholders upon our liquidation.
Although we believe that we conducted the private placement in accordance with applicable law, there is a risk that the units, and shares and warrants underlying the units, should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although the existing stockholders have waived their respective rights, if any, to rescind their unit purchases as a remedy to our failure to register these securities, their waiver may not be enforceable in light of the public policy underlying Federal and state securities laws. If the existing stockholders bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate of $2,000,004, plus interest, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed, the amount available to our public stockholders upon our liquidation.
Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination using our common stock as consideration.
To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of warrants and the outstanding option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of any shares issued to complete the business combination. Accordingly, our warrants and the option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and the option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent the warrants and the option are exercised, our stockholders may experience dilution to their holdings.
If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.
Our initial stockholders are entitled to demand that we register the resale of the 2,958,333 shares of common stock they acquired prior to our initial public offering. Furthermore, they are entitled to demand the registration of the securities underlying the 333,334 units they purchased in the private placement at any time after we announce that we have entered into a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,291,667 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:
•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, which may make it difficult for us to complete a business combination.
In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure;
•	reporting, record keeping, voting, proxy, compliance and disclosure requirements; and
•	complying with other rules and regulations.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” (within the meaning of the Investment Company Act of 1940) with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We maintain our executive offices at 4400 Post Oak Parkway, Suite 2530, Houston, Texas 77027. 4350 Management, LLC has agreed to provide us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and 4350 Management, LLC. The cost for the foregoing services to be provided to us by 4350 Management, LLC is $7,500 per month. We believe, based on rents and fees for similar services in the Houston, Texas area, that the fee charged by 4350 Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
To the knowledge of management, there are no litigation or administrative proceedings currently pending or contemplated against us or any of our officers or directors in their capacity as such.
Item 4. Submission of Matters to Vote of Security Holders.
No matter has been submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The shares of our common stock, warrants and units are currently quoted on the American Stock Exchange under the symbols JKA, JKA.WT and JKA.U, respectively. Each of our units consists of one share of our common stock and two redeemable common stock purchase warrants. Our warrants became separable from our common stock on May 11, 2006. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or April 11, 2007. Our warrants will expire at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. Prior to April 11, 2006, there was no established public trading market for our common stock.
In addition, as part of the initial public offering, we issued an option to purchase 750,000 units for $10.00 per unit to the representative of the underwriters which, if exercised, will result in the issuance of 750,000 common shares and 750,000 warrants. The warrants entitle the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of a business combination with a target business or April 10, 2007. The warrants issued to underwriters will expire April 10, 2010.
We do not currently have any authorized or outstanding equity compensation plans.
The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange since our units commenced public trading on April 11, 2006 and since our common stock and warrants commenced public trading on May 10, 2006.

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2006	$5.45	$5.31	$0.55	$0.32	$6.28	$6.02
September 30, 2006	$5.65	$5.31	$0.46	$0.28	$6.35	$5.80
December 31, 2006	$5.65	$5.40	$0.52	$0.24	$6.57	$5.89
Holders
As of December 31, 2006, there was one holder of record of our units, five holders of record of our common stock and one holder of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future, assuming we successfully complete a business combination, will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our Board of Directors at such time. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On May 18, 2005, in connection with the our organization, we issued 1,980,000 shares of our common stock to the parties set forth below for $24,750 in cash, at a purchase price of $0.0125 per share, as follows:

Name	Number of Shares
James P. Wilson	1,089,000
Keith D. Spickelmier	891,000
Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
On May 31, 2005, in connection with our organization, we issued an additional 270,000 shares of our common stock to the parties set forth below for $3,375 in cash, at a purchase price of $0.0125 per share, as follows:

Name	Number of Shares
James P. Wilson	148,500
Keith D. Spickelmier	121,500
Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
On May 31, 2005, in connection with our organization, James P. Wilson transferred 22,500 shares of our common stock to Michael H. McConnell for an aggregate purchase price of $281.25, or $.0125 per share, and 2,250 shares of our common stock to Herbert C. Williamson for an aggregate purchase price of $28.13, or $.0125 per share. On May 31, 2005, in connection with our organization, Keith D. Spickelmier transferred 20,250 shares of our common stock to Herbert C. Williamson for an aggregate purchase price of $253.13, or $.0125 per share.
On July 13, 2005, we issued 250,000 shares of our common stock to the parties set forth below for $3,125 in cash, at a purchase price of $0.0125 per share, as follows:

Name	Number of Shares
James P. Wilson	137,500
Keith D. Spickelmier	121,500
Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
On April 10, 2006, the board of directors declared a stock dividend of 0.183333 shares of common stock currently issued and outstanding. The stock dividend was paid prior to the private placement described below.
On April 10, 2006, in connection with our initial public offering, we sold 333,334 units (each unit consists of one share of common stock and two warrants) in a private placement to the parties set forth below for $2,000,004 in cash, at a purchase price of $6.00 per unit, as follows:

Name	Number of Units
James P. Wilson	183,334
Keith D. Spickelmier	150,000
No underwriting discounts or commissions were paid with respect to such sales. Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.
On April 17, 2006, we sold to Ferris Baker, Watts, Inc., the managing underwriter in our initial public offering, for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter’s Purchase Option is exercisable at $7.50 per unit at the latter of April 11, 2007, or the consummation of a business combination and may be exercised on a cashless basis. The option will expire on April 10, 2010. The option was sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since it was sold to our underwriter in the initial public offering. No underwriting discounts or commissions were paid with respect to such option.
Use of Proceeds from our Initial Public Offering
On April 17, 2006, we sold 13,225,000 units to the public at a price of $6.00 per unit. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. We received proceeds of $74,606,890, net of offering costs of $4,743,110. On May 10, 2006, the warrants and common stock were separated from the units and began to trade separately.
Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of four years after which they will expire. We have a right to call the warrants, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we call the warrants, the holder will either have to redeem the warrants by purchasing the common stock from us for $5.00 or the warrants will expire.
In connection with the initial public offering, we have committed to pay to the underwriters a non-accountable expense allowance equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, we will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of our initial public offering held in trust.
Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 was placed in trust and the remaining $100,000 was not placed in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until October 2007, assuming that a business combination is not consummated during that time.
Equity Compensation Plan Information
As of December 31, 2006, we had no equity compensation plans in effect.
Stock Price Performance Graph
The graph below compares the cumulative total return of our common stock from May 1, 2006 through December 31, 2006 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
Our peer group is comprised of companies that were blank check companies, which sold their units at $6 per unit in their respective initial public offering, that have completed business combinations, and consists of the following companies: Ram Energy Resources, Inc., Rand Logistics, Inc., KapStone Paper and Packaging Corporation, Jazz Technologies, Inc., Navios Maritime Holdings Inc., etrials Worldwide, Inc., Aldabra Acquisition Corp., Hill International, Inc. and St. Bernard Software, Inc.

Stock Performance Chart
Cummulitive Total Return
Comparision- JK Acquisition Corp, AMEX Major Market Index, Peer Group
Item 6. Selected Financial Data.
     The following is a summary of selected financial data of the Company for the year ended December 31, 2006, which should be read in conjunction with the financial statements of the Company and the notes thereto:
SELECTED FINANCIAL DATA
Income statement data

		Period from May 11,
	Year ended	2005 (inception) to
	December 31, 2006	December 31, 2005
Loss from operations	$(292,378)	$(4,994)
Interest income	$1,994,845	$—
Income (loss) before provision for income taxes	$437,463	$(4,994)
Provision for income taxes	$14,027	$—
Net Income	$423,436	$(4,994)
Basis weighted average number of common shares outstanding	12,605,609	2,783,316
Net income per share — basic	$0.03	$(0.00)
Diluted weighted average number of common shares outstanding	14,212,584	2,783,316
Net income per share — diluted	$0.03	$(0.00)

Balance sheet data

	December 31, 2006	December 31, 2005
Cash	$220,104	$26,137
Investments held in trust	$77,627,249	$—
Total Assets	$78,637,200	$618,953

Total liabilities, including $15,517,687 of common stock subject to possible conversion at December 31, 2006	$31,470,031	$592,697
Total stockholder’s equity	$47,167,169	$26,256
Total Liabilities and Stockholders’ equity	$78,637,200	$618,953
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
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
From May 11, 2005 (inception) to December 31, 2006, we had net income of $418,442 derived from interest income, less the loss on derivative liability and operating expenses and taxes.
For the year ended December 31, 2006, we had net income of $423,436 derived from interest income, less the loss on derivative liability and operating expenses and taxes.
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
Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 was held in trust and the remaining $100,000 was not held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until October 2007, assuming that a business combination is not consummated during that time. We anticipate approximately $200,000 of expenses for the due diligence and investigation of a target business, $300,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to 4350 Management, LLC ($7,500 per month for two years), $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $50,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business prior to a business combination. However, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.
Commencing on April 10, 2006 and ending upon the acquisition of a target business, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from 4350 Management, LLC, an affiliate of James P. Wilson, our chairman of the board and chief executive officer. In addition, on May 18, 2005 and December 20, 2005, Messrs. Wilson and Spickelmier advanced us an aggregate of $329,000 for payment of offering expenses on our behalf. These advances were repaid following our initial public offering from the proceeds of the offering.
Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process and the timeline under which we are operating before the proceeds of the offering are returned to investors. Consistent with the disclosures in our initial public offering prospectus, we have focused our search on companies in the manufacturing, distribution and service sectors, though we may acquire an operating business in an industry that we choose. However, there can be no assurance that we will close a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Comparison of Fiscal Year Ended December 31, 2006 with Period from Inception to December 31, 2005
For the fiscal year ended December 31, 2006, we had net income of $423,436. For the period from May 11, 2005 (our date of inception) to December 31, 2005, we had a net loss of $4,994. For the fiscal year ended December 31, 2006, we incurred $292,378 of general and administrative expenses, a loss of $1,265,004 on derivative liabilities of the Company’s warrants as a result of the change in valuation of the derivative liabilities (see Notes to the Financial Statements for more information) and $14,027 of income tax expense, offset by interest income on the trust fund investments of $1,994,845, as compared to the period from May 11, 2005 to December 31, 2005 when we incurred only $4,994 of general and administrative expenses in connection with our formation.
CHANGES IN FINANCIAL CONDITION
Liquidity and Capital Resources
We currently have no operating business. If we are unable to find and close a business combination with a suitable target business by October 10, 2007 (or April 10, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by October 10, 2007), we will be forced to liquidate. If we are forced to liquidate, the per-share liquidation may be less than the price at which public stockholders purchased their shares because of the expenses related to our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Item 8. Financial Statements and Supplementary Data.
Reference is made to our financial statements beginning on page F-1 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to rules established by the SEC for newly public companies and non-accelerated filers.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Position
James P. Wilson	48	Chairman of the Board, Chief Executive Officer and Secretary
Keith D. Spickelmier	45	President and Director
Michael H. McConnell	39	Director
Herbert C. Williamson	57	Director
James P. Wilson has been our Chairman of the Board, Chief Executive Officer and Secretary since our inception. Mr. Wilson is a Managing Partner of RSTW Partners, a private debt and equity firm he co-founded in 1990. RSTW Partners raised a series of three private equity funds totaling $871.5 million in capital. RSTW Partners invested in 55 private debt and equity transactions in middle market companies across the United States. Mr. Wilson is also the chairman of Supply ONE, Holdings, Inc. (October 1998 — present), a specialty packaging and distribution company. Additionally, Mr. Wilson is a member of the board of directors of Alpha Circuits, Inc. (June 2004 — present). Prior to co-founding RSTW Partners, Mr. Wilson was a vice president of the First Texas Merchant Banking Group (August 1987 — December 1989), a private subordinated debt investment group. Mr. Wilson began his career in 1981 as a Certified Public Accountant with the national accounting firm of Arthur Young & Co (now Ernst & Young). Mr. Wilson holds a B.B.A. in accounting from Texas A&M University. Mr. Wilson is a member of the Mays Business School Development Board and a member of the Executive Committee of the 12th Man Foundation of Texas A&M University.
Keith D. Spickelmier has been our President and a Director since our inception. Mr. Spickelmier began his career in 1986 practicing law with Sheinfeld, Maley and Kay, a nationally known bankruptcy firm in Houston, Texas, and was named a partner in 1991. In 1992, he joined Verner, Liipfert, Bernhard and Hand, a Washington, D.C. firm, as a Shareholder. From 2001 to 2003, Mr. Spickelmier was with Haynes and Boone as Of Counsel and as a consultant. His practice focused on complex corporate bankruptcy and commercial litigation. Beginning in 1997, Mr. Spickelmier transitioned from the practice of law to investments, primarily in the telecommunications and energy sectors. In 2004, Mr. Spickelmier co-founded and is currently the Chairman of Westside Energy Corp., a publicly traded exploration and production company based in Dallas, Texas. Mr. Spickelmier received an undergraduate degree from the University of Nebraska at Kearney in 1983 and a Juris Doctorate from the University of Houston in 1986.
Michael H. McConnell has been a Director of the Company since our inception. Mr. McConnell is a Managing Director of the Forest Hill Capital Income Fund. He spent the past six years co-managing the Spring Street Partners long/short equity hedge fund which he founded in 2001. Mr. McConnell holds a B.S. in Economics from Southern Methodist University and Master of International Management from Thunderbird. Mr. McConnell serves on the Board of Managers for Greenbrier Minerals LLC, a West Virginia based metallurgical coal mining company.
Herbert C. Williamson became a Director of the Company on May 31, 2005. He previously served on the boards of Mission Resources Corp. (2000-2003) and Petrohawk Energy Corporation (2003-2005) and has served on the board of Westside Energy Corp. since March 2005. From April 1997 to February 2002, Mr. Williamson served as a director of Pure Resources, Inc. and its predecessor. From September 2000 through March 2003, he was also a director of Southwest Royalties, Inc. Since 1996, Mr. Williamson has also served as a director of Merlon Petroleum Company, a private oil and gas company engaged in exploration and production in East Texas and Egypt. From April 1998 through July 2006, Mr. Williamson served as vice chairman and executive vice president for Parker & Parsley Petroleum Company, now Pioneer Natural Resources Company, and from October 1998 to April 1999, he served as chief financial officer with Seven Seas Petroleum. From April 1995 through May 1999, Mr. Williamson was an investment banker with Petrie Parkman & Company and prior to that he was an investment banker in the Energy Group at CS First Boston. Mr. Williamson earned a bachelor of arts degree from Ohio Wesleyan University and a master of business administration from Harvard University.
Our board of directors has four directors. The directors, consisting of James P. Wilson, Keith D. Spickelmier, Michael H. McConnell and Herbert C. Williamson, will serve until the next annual meeting of stockholders and until their successors are elected and qualified. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulation to furnish us with all Section 16(a) forms they file.
To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements during the most recent fiscal year.
Board Committees
Our board of directors has an audit committee. Our board of directors has adopted a charter for this committee as well as a code of ethics that governs the conduct of our officers and employees.
Audit Committee
Our audit committee consists of Messrs. Williamson (Chair), McConnell and Spickelmier. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the SEC. Each member of our audit committee will be financially literate, and our board of directors has determined that Mr. Williamson qualifies as an audit committee financial expert, as such term is defined by SEC rules. Although Mr. Spickelmier is temporarily serving on our audit committee, he does not qualify as an independent director as a result of his position as an officer of the Company. We intend to locate and appoint at least one additional independent director to replace Mr. Spickelmier.
The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also recommend the firm selected to be our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.
Other Committees
Our board has determined that the independent members of our board of directors will perform the duties of the nominating committee and the compensation committee of the board of directors. As a result, the independent directors will (i) identify individuals qualified to become members of the board of directors and recommend to the board of directors the nominees for election to the board of directors, (ii) recommend director nominees for each committee to the board of directors, (iii) identify individuals to fill any vacancies on the board of directors, (iv) discharge the board of directors’ responsibilities relating to compensation of our directors and officers and (v) review and recommend to the board of directors, compensation plans, policies and benefit programs, as well as approve chief executive officer compensation.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of our Code of Ethics and any amendments thereto is available at www.jkacq.com.
Item 11. Executive Compensation.
No executive officer or director has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through the acquisition of a target business, we will pay 4350 Management, LLC, a wholly-owned entity of James P. Wilson, a fee of $7,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in Houston, Texas. However, this arrangement is solely for our benefit and is not intended to provide

James P. Wilson compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in 4350 Management, LLC.
Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2007, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock based solely upon the amounts and percentages as are contained in the public filings of such persons as of March 26, 2007;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Based solely upon information contained in public filings, as of March 26, 2007, the following stockholders beneficially own greater than five (5%) percent of our issued and outstanding common stock as such amounts and percentages (based on 16,516,667 shares outstanding on March 26 2007) are reflected in the public filings of such stockholder:

	Amount
	and Nature	Percentage
	of Beneficial	of Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Common Stock
James P. Wilson (2)(4)	1,781,130	10.78%
Keith D. Spickelmier (3)(4)	1,457,287	8.79%
Herbert C. Williamson II (4)	26,625	*
Michael H. McConnell (4)	26,625	*
The Baupost Group, LLC (5)	1,453,300	8.80%
Satellite Asset Management, L.P. (6)	1,284,500	6.85%
Azimuth Opportunity, Ltd. (7)	1,209,400	6.75%
D.B. Zwirn & Co, L.P. (8)	863,900	5.23%
All directors and executive officers as a group (4 individuals)	3,291,667	19.93%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 4400 Post Oak Parkway, Suite 2530, Houston, Texas 77027.

(2)	Mr. Wilson is our Chairman of the Board and Chief Executive Officer. Mr. Wilson also owns 366,668 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by us and (ii) April 10, 2007, and will expire on April 10, 2010.

(3)	Mr. Spickelmier is our President and Secretary. Mr. Spickelmier also owns 300,000 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by us and (ii) April 10, 2007, and will expire on April 10, 2010.

(4)	Each of these individuals is a director.

(5)	Based upon information contained in the Schedule 13G filed by The Baupost Group, LLC on February 13, 2007.

(6)	Based upon information contained in the Schedule 13G filed by Satellite Asset Management, L.P. on February 14, 2007.

(7)	Based on information contained in the Schedule 13G/A (as amended) filed by Azimuth Opportunity, Ltd. on February 14, 2007.

(8)	Based upon information contained in the Schedule 13G/A filed on February 6, 2007. D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 317,699 Shares owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 546,201 Shares owned by D.B. Zwirn Special Opportunities Fund, Ltd. (each entity referred to in (i) and (ii) is herein referred to as a “Fund” and, collectively, as the “Funds”). D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the Shares held by each of the Funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of Shares owned by another Reporting Person. In addition, each of D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn disclaims beneficial ownership of the Shares held by the Funds.
Our officers and directors, collectively, beneficially own approximately 19.93% of the issued and outstanding shares of our common stock. Because of this ownership block, these initial stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.
All of the shares of our common stock outstanding prior to the date of our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions (each of which requires that the shares remain in escrow for the required period), these shares will not be transferable during the escrow period and will not be released until six months after the consummation of a business combination.
During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children, trusts established for their benefit, or to affiliated companies, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering.
Our officers and directors have purchased an aggregate of 333,334 units in a private placement immediately prior to the initial public offering. The shares comprising such units may not be sold, assigned or transferred until we consummate a business combination. Such individuals have further agreed to waive their right to any liquidation distributions with respect to such shares in the event we fail to consummate a business combination. These shares are subject to a lock-up on transferability until we complete a business combination.
The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering.

In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and our special advisors, have agreed to vote all of the shares of common stock owned by them, including shares they may have acquired in the private placement or during or after our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders. Accordingly, they will not be entitled to exercise the conversion rights available to public stockholders who vote against a business combination.
Item 13. Certain Relationships and Transactions, and Director Independence.
Certain Relationships and Transactions
Since our inception, we have issued 2,958,333 shares of our common stock to the parties set forth below for $31,250 in cash, at an average purchase price of $0.010563 per share, as follows:

Name	Number of Shares	Relationship to Us
James P. Wilson	1,597,796	Chairman of the Board, Chief Executive Officer and Secretary
Keith D. Spickelmier	1,307,287	President and Director
Michael H. McConnell	26,625	Director
Herbert C. Williamson	26,625	Director
The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed on April 10, 2006. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
On April 10, 2006, the board of directors approved and declared the issuance of a stock dividend of 0.183333 shares of common stock on each share of common stock currently issued and outstanding, after which the existing stockholders held, in the aggregate, 2,958,333 shares. The stock dividend was paid prior to the private placement.
Mr. Wilson and Mr. Spickelmier have purchased in the aggregate 333,334 units in the private placement immediately prior to our initial public offering at a price equal to the price of our initial public offering, $6.00 per unit. The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering, and the 333,334 shares included in the units they have purchased in the private placement, therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following our initial public offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders.
4350 Management, LLC, a wholly-owned entity of James P. Wilson, has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it will make available to us certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in Houston, Texas, as we may require from time to time. We have agreed to pay 4350 Management, LLC $7,500 per month for these services. James P. Wilson is the sole owner of 4350 Management, LLC and, as a result, will benefit from the transaction to the extent of his interest in or position with 4350 Management, LLC.
However, this arrangement is solely for our benefit and is not intended to provide James P. Wilson compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Houston, Texas area, that the fee charged by 4350 Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, if our directors are not deemed “independent,” we will not have had the benefit of disinterested directors approving this transaction.

James P. Wilson and Keith D. Spickelmier advanced a total of $329,000, on a non-interest bearing basis, to us in order to cover expenses related to our initial public offering. These advances were repaid from the proceeds of the initial public offering.
We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.
Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.
All ongoing and future transactions between us and any of our related persons, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested ‘‘independent’’ directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us.
Messrs. Spickelmier and Wilson are deemed to be our “promoters” as such term is defined under the Federal securities laws.
Director Independence
The American Stock Exchange generally requires that a majority of a listed company’s board of directors must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
Our Board has determined that Mr. McConnell and Mr. Williamson are “independent directors” as defined in Rule 10A-3 of the Exchange Act and meet the independence standards of the American Stock Exchange. We intend to locate and appoint at least one additional independent director to serve on our Board and to replace Mr. Spickelmier on our Audit Committee prior to April 11, 2007 or as soon as practicably possible thereafter. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accounting Fees and Services.
Audit Fees
     During the fiscal year ended December 31, 2006, audit fees for our principal accountant were $34,700 for the services they performed throughout the year, including in connection with our initial public offering, including the financial statements included in the Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006 and May 22, 2006, the review of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006, June 30, 2006 and September 30, 2006, and the December 31, 2006 audit and Annual Report on Form 10-K.
     During the period from May 11, 2005 (inception) to December 31, 2005, audit fees for our principal accountant were $26,700 for the services performed throughout the year.
Audit-Related Fees
     During the period from May 11, 2005 (inception) to December 31, 2005 and during 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
     During the fiscal year ended December 31, 2006, fees for our principal accountant were $1,200 for tax compliance, tax advice and tax planning services.

     During the period from May 11, 2005 (inception) to December 31, 2005 fees for our principal accountant were $850 for tax compliance, tax advice and tax planning services.
All Other Fees
     During the period from May 11, 2005 (inception) to December 31, 2005 and during 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors
     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
     Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate estimate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
     1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
     2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
     3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
     4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.
     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as a part of this Report:
1.	Financial Statements:
Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and December 31, 2006
Statement of Operations-Year ended December 31, 2006, Period from May 11,
2005 (Inception) to December 31, 2005 and Period from May 11, 2005
(Inception) to December 31, 2006
Statement of Stockholders’ Equity-Year ended December 31, 2006 and Period from May 11, 2005 (Inception) to December 31, 2005 and Period from May 11,
2005 (Inception) to December 31, 2006
Statement of Cash Flows-Year ended December 31, 2006 and Period from May 11,
2005 (Inception) to December 31, 2005 and Period from May 11, 2005
(Inception) to December 31, 2006
Notes to Financial Statements
2.	Financial Statement Schedules:
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3.	Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

3.3	Amendment to the Amended and Restated Certificate of Incorporation.*

3.4	Amendment to the Amended and Restated Certificate of Incorporation.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Form of Unit Purchase Option.*

Exhibit No.	Description

10.1	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated, and James P. Wilson.*

10.2	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Keith D. Spickelmier.*

10.3	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Michael H. McConnell.*

10.4	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Herbert C. Williamson.*

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.7	Form of Letter Agreement between 4350 Management, LLC and the Registrant regarding administrative support.*

10.8	Advance Agreement between the Registrant and James P. Wilson, dated May 18, 2005.*

10.9	Advance Agreement between the Registrant and Keith D. Spickelmier, dated May 18, 2005.*

10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.11	Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*

10.12	Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*

10.13	Advance Agreement between the Registrant and Keith D. Spickelmier, dated December 20, 2005.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended**

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a – 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Audit Committee Charter*

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-125211)

**	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

JK ACQUISITION CORP.
By:	/s/ James P. Wilson
James P. Wilson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/ James P. Wilson James P. Wilson	Chief Executive Officer, Chairman of the Board of Directors and Secretary (Principal Executive Officer) (Principal Financial Officer)	March 30, 2007

By:	/s/ Keith D. Spickelmier	President and Director	March 30, 2007
Keith D. Spickelmier

By:	/s/ Michael H. McConnell	Director	March 30, 2007
Michael H. McConnell

By:	/s/ Herbert C. Williamson	Director	March 30, 2007
Herbert C. Williamson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
JK Acquisition Corp.
(A Development Stage Company)
Houston, Texas
     We have audited the accompanying balance sheets of JK Acquisition Corp. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from May 11, 2005 (inception) to December 31, 2005 and the period from May 11, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of JK Acquisition Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JK Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.
Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
March 22, 2007

JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
ASSETS

Current assets:
Cash	$220,104	$26,137
Deferred tax asset	1,613	—

Total current assets	221,717	26,137

Trust fund	77,627,249	—
Deferred offering costs	—	592,816
Deferred acquisition costs	788,234	—

Total Assets	$78,637,200	$618,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299,870	$263,697
Federal income tax payable	15,640	—
Derivative liabilities	15,636,834	—
Advances payable	—	329,000

Total Liabilities	15,952,344	592,697

Common stock subject to redemption, 2,710,311 shares	15,517,687	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 and 2,958,333 shares issued and outstanding, respectively (including 2,710,311 and 0 shares subject to redemption, respectively)	1,652	296
Paid-in capital	46,747,075	30,954
Earnings (deficit) accumulated during the development stage	418,442	(4,994)

Total Stockholders’ Equity	47,167,169	26,256

Total Liabilities and Stockholders’ Equity	$78,637,200	$618,953

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Year ended December 31, 2006,
Period from May 11, 2005 (Inception) to December 31, 2005 and
Period from May 11, 2005 (Inception) to December 31, 2006
(Unaudited)

	Year	Period From	Period from
	Ended	Inception to	Inception to
	December 31,	December	December
	2006	31, 2005	31, 2006
Operating expenses:
General & administrative	$292,378	$4,994	$297,372

Operating loss	(292,378)	(4,994)	(297,372)

Other income (expense):
Interest income	1,994,845	—	1,994,845
Loss on derivative liabilities	(1,265,004)	—	(1,265,004)

Total other income	729,841	—	729,841

Net income (loss) before income tax expense	437,463	(4,994)	432,469
Income tax expense	14,027	—	14,027

Net income (loss)	$423,436	$(4,994)	$418,442

Earnings (loss) per share:
Basic	$0.03	$(0.00)

Diluted	$0.03	$(0.00)

Weighted average number of common shares outstanding:
Basic	12,605,609	2,783,316

Diluted	14,212,584	2,783,316

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Year ended December 31, 2006 and
Period from May 11, 2005 (Inception) to December 31, 2005 and
Period from May 11, 2005 (Inception) to December 31, 2006

				Earnings
				(Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Stock issued for cash	2,958,333	$296	$30,954		$30,954
Net loss				$(4,994)	(4,994)

Balance at December 31, 2005	2,958,333	296	30,954	(4,994)	$26,256
Stock issued for cash, net of offering costs	13,558,334	1,356	76,605,538		76,606,894
Proceeds subject to redemption			(15,299,099)		(15,299,099)
Sale of underwriter option			100		100
Derivative liability			(14,371,830)		(14,371,830)
Increase in value of common stock subject to redemption			(218,588)		(218,588)
Net income				423,436	423,436

Balance at December 31, 2006	16,516,667	$1,652	$46,747,075	$418,442	$47,167,169

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year ended December 31, 2006 and
Period from May 11, 2005 (Inception) to December 31, 2005 and
Period from May 11, 2005 (Inception) to December 31, 2006

	Year	Period from	Period from
	Ended	Inception to	Inception to
	December 31, 2006	December 31, 2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$423,436	$(4,994)	$418,442
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on trust fund	(1,994,845)	—	(1,994,845)
Gain on derivative liabilities	1,265,004	—	1,265,004
Change in:
Deferred tax asset	(1,613)	—	(1,613)
Account payable and accrued liabilities	299,870	—	299,870
Federal income tax payable	15,640	—	15,640

Net cash provided by (used in) operating activities	7,492	(4,994)	2,498

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred acquisition costs	(788,234)	—	(788,234)
Payment to trust account	(76,532,404)	—	(76,532,404)
Disbursements from trust account	900,000		900,000

Net cash used in investing activities	(76,420,638)	—	(76,420,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	79,350,000	—	79,350,000
Gross proceeds from private placement	2,000,004	—	2,000,004
Proceeds from sale of stock	—	31,250	31,250
Proceeds from sale of underwriter option	100	—	100
Proceeds from advances from stockholders	—	329,000	329,000
Payments on advances from stockholders	(329,000)	—	(329,000)
Cash paid for offering costs	(4,413,991)	(329,119)	(4,743,110)

Net cash provided by financing activities	76,607,113	31,131	76,638,244

Net change in cash	193,967	26,138	220,104
Cash at beginning of period	26,137	—	—

Cash at end of period	$220,104	$26,138	$220,104

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Non-cash investing and financing transactions:
Common stock subject to redemption	$15,299,099	$—	$15,299,099
Increase in value of common stock subject to redemption	218,588		218,588
Derivative liabilities	15,636,834	—	15,636,834
See notes to financial statements

JK ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of business
     JK Acquisition Corp. (also hereinafter referred to as “JK Acquisition” or the “Company”) was incorporated in Delaware on May 11, 2005 for the purpose of acquiring an operating business. JK Acquisition’s year end is December 31.
Development stage company
     JK Acquisition Corp. has had no operations since inception and is a development stage company.
Use of Estimates
     In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement and disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
Cash and equivalents
     JK Acquisition considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
Investment securities
     Investment securities in the trust fund are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.
Deferred offering costs
     Certain costs associated with the proposed initial public offering of $592,816 were deferred as of December 31, 2005 until the offering was effective in April 2006. The deferred offering costs were charged to equity against the proceeds raised.
Deferred acquisition costs
     Deferred acquisition costs consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet that are related to the proposed merger discussed in Note 10. Deferred acquisition costs related to the proposed merger will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.
Income taxes
     JK Acquisition recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. JK Acquisition provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share
     The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings.
Recently issued accounting pronouncements
     JK Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.
NOTE 2 — INITIAL PUBLIC OFFERING
     On April 17, 2006, JK Acquisition sold 13,225,000 units to the public at a price of $6.00 per unit. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. JK Acquisition received proceeds of $74,606,890, net of offering costs of $4,743,110. On May 11, 2006, the warrants and common stock were separated from the units and began to trade separately. JK Acquisition has recorded 2,710,311 of these units as common stock subject to redemption under the terms of the initial public offering. These units have a redemption value of $15,313,257.
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
     In connection with the initial public offering, JK Acquisition has committed to pay to the underwriters a non-accountable expense allowance equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of our initial public offering held in trust.
NOTE 3 — ADVANCES FROM SHAREHOLDERS
     On May 18, 2005 and December 20, 2005, JK Acquisition Corp. received an aggregate of $329,000 as advances for expenses from two shareholders. These advances bear no interest and were repaid from the proceeds of the Company’s initial public offering.
NOTE 4 — DERIVATIVE LIABILITY
     Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants have been reported as a liability. The warrant agreement provides for JK Acquisition to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, JK Acquisition must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the statement of income and expenses. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or JK Acquisition is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability at the date of issuance in the accompanying balance sheets was estimated using the initial trading value of the warrants after they were separated from the initial units and began to trade. The fair value of the warrants as of December 31, 2006 was determined by the trading value of the securities on that date. The value assigned to the warrant liability at April 17, 2006 (the date of issuance) and December 31, 2006 was $11,389,001 and $13,287,167, respectively.
     Loss on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,898,166 for the year ended December 31, 2006.
     On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the warrants. The Warrant Clarification Agreement clarified that if JK Acquisition is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would JK Acquisition be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise. Accordingly, in the first quarter of 2007, JK Acquisition will reverse the derivative liability on the balance sheet as of December 31, 2006.
NOTE 5 — EQUITY
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
NOTE 6 — STOCK OPTION
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

     The fair value of the warrants was $2,349,666 as of December 31, 2006. Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $633,163 for the year ended December 31, 2006.
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
NOTE 7 — RELATED PARTY TRANSACTION
     JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the year ended December 31, 2006, $67,500 has been expensed for the administrative fee.
NOTE 8 — INCOME TAXES
     The provision for income taxes for the year ended December 31, 2006 of $14,027 was comprised of:

Current U.S. federal income tax expense	$15,640
Deferred U.S. federal income tax benefit	(1,613)

Total Tax Expense	$14,027

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to net income for the reasons set forth below:

Tax At Statutory Rate	$148,736
Tax Effected Permanent Differences:
Unrealized loss on derivatives	430,101
Non-taxable investment income	(554,164)
Other-net	(10,646)

Total Tax Expense	$14,027

     Deferred tax assets as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Amortization of organizational costs	$1,613	$1,698
Less: valuation allowance	—	(1,698)

Total deferred tax assets	$1,613	$—

     A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future.
NOTE 9 — EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted earnings per share computations is as follows for the year ended December 31, 2006:

Weighted average common shares outstanding — basic	12,605,609
Effect of dilutive securities — warrants	1,606,975

Weighted average common shares outstanding — diluted	14,212,584

     The effect of the 700,000 units issued with the Underwriter’s Purchase Option (Note 6) on the number weighted average shares outstanding was anti-dilutive and therefore not included in the calculation.
NOTE 10 — PROPOSED MERGER
     On February 14, 2007, JK Acquisition and Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JK Acquisition (“MSI”), entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ representative, and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI. The Amended Merger Agreement fully amends and restates the Agreement and Plan of Merger dated September 6, 2006. Following completion of the merger, it is anticipated that JK Acquisition will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from the management of JK Acquisition and the members of Multi-Shot, LLC.
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
NOTE 11 — SELECTED QUARTERLY INFORMATION (Unaudited)

	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Total

Year ended December 31, 2006:
Net income (loss) before income taxes	$(4,954)	$3,123,573	91,576	(2,772,732)	$437,463
Net income (loss)	(4,954)	3,094,297	57,168	(2,723,075)	423,436
Earnings (loss) per share — basic	(0.00)	0.22	0.00	(0.16)	0.03
Earnings (loss) per share — diluted	(0.00)	0.20	0.00	(0.16)	0.03

Period from May 11, 2005 (inception) to December 31, 2005:
Net income (loss) before income taxes	N/A	(3,213)	(1,294)	(487)	$(4,994)
Net income (loss)	N/A	(3,213)	(1,294)	(487)	(4,994)
Earnings (loss) per share — basic	N/A	(0.00)	(0.00)	(0.00)	(0.00)
Earnings (loss) per share — diluted	N/A	(0.00)	(0.00)	(0.00)	(0.00)