Form 10-Q
period 2007-03-31
JK Acquisition Corp.
filed 2007-05-15
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 14, 2007, 16,516,667 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JK ACQUISITION CORP.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$127,515	$220,104
Deferred tax asset	1,613	1,613

Total current assets	129,128	221,717

Trust fund	78,295,787	77,627,249
Deferred acquisition costs	879,096	788,234

Total Assets	$79,304,011	$78,637,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$363,087	$299,870
Federal income tax payable	15,640	15,640
Derivative liabilities	—	15,636,834

Total Liabilities	378,727	15,952,344

Common stock subject to redemption, 2,710,311 shares	15,651,328	15,517,687

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 shares issued and outstanding at March 31, 2007 and December 31, 2006 (including 2,710,311 shares subject to redemption)	1,652	1,652
Paid-in capital	60,781,668	46,747,075
Earnings accumulated during the development stage	2,490,636	418,442

Total Stockholders’ Equity	63,273,956	47,167,169

Total Liabilities and Stockholders’ Equity	$79,304,011	$78,637,200

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months ended March 31, 2007 and 2006, (Unaudited)
Period from May 11, 2005 (Inception) to March 31, 2007 (Unaudited)

	Three Months	Three Months	Period from
	Ended	Ended	Inception to
	March 31,	March 31,	March 31,
	2007	2006	2007
Operating expenses:
General & administrative	$64,944	$4,954	$362,316

Operating loss	(64,944)	(4,954)	(362,316)

Other income:
Interest income	668,538	—	2,663,383
Gain on derivative liabilities	1,468,600	—	203,596

Total other income	2,137,138	—	2,866,979

Net income (loss) before income tax expense	2,072,194	(4,954)	2,504,663
Income tax expense	—		14,027

Net income (loss)	$2,072,194	$(4,954)	$2,490,636

Earnings (loss) per share:
Basic	$0.13	$0.00

Diluted	$0.11	$0.00

Weighted average number of common shares outstanding:
Basic	16,516,667	2,958,333

Diluted	19,711,246	2,958,333

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2007 and 2006, (Unaudited)
Period from May 11, 2005 (Inception) to March 31, 2007 (Unaudited)

	Three Months	Three Months	Period from
	Ended	Ended	Inception to
	March 31,	March 31,	March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,072,194	$(4,954)	$2,490,636
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(668,538)	—	(2,663,383)
Gain on derivative liabilities	(1,468,600)	—	(203,596)
Change in:
Deferred tax asset	—	—	(1,613)
Accrued liabilities and accounts payable	63,217	166	363,087
Federal income tax payable	—	—	15,640

Net cash provided by (used) in operating activities	(1,727)	(4,788)	771

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs	(90,862)	(18,093)	(879,096)
Payment to trust account	—	—	(76,532,404)
Disbursements from trust account	—		900,000

Net cash provided by (used) in investing activities	(90,862)	(18,093)	(76,511,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	—	—	79,350,000
Gross proceeds from private placement	—	—	2,000,004
Proceeds from sale of stock	—	—	31,250
Proceeds from sale of underwriter option	—	—	100
Proceeds from advances from stockholders	—	—	329,000
Payments on advances from stockholders	—	—	(329,000)
Cash paid for offering costs	—	—	(4,743,110)

Net cash provided by financing activities	—	—	76,638,244

Net change in cash	(92,589)	(22,881)	127,515
Cash at beginning of period	220,104	26,137	—

Cash at end of period	$127,515	$3,256	$127,515

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	—	—	—

Non-cash transactions:
Common stock subject to redemption	$—	$—	$15,299,099
Increase in value of common stock subject to redemption	133,641	—	352,229
Inception of warrants accounted for as derivative liabilities	—	—	15,636,834
Adjustment for elimination of derivatives at fair value — warrants	14,168,233	—	14,168,233
See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as “JK Acquisition” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the JK Acquisition’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2006 and the period from May 11, 2005 (inception) to December 31, 2006 as reported in the Form 10-K have been omitted.
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
NOTE 5 — DERIVATIVE LIABILITY
     On January 10, 2007, JK Acquisition Corp. (''Company’’) entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ''Warrant Agreement’’) by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated April 11, 2006, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise ''net-cash settle’’ any warrant exercise. As of January 10, 2007, JK Acquisition determined that net cash settlement of the warrants could no longer be required; therefore, the warrants should not be treated as derivative liabilities. The fair value of these warrants was marked to market on January 10, 2007 and derivative gain was recorded. The balance of the derivative liability was then recorded as a contribution to paid-in capital on that date. The fair value of the warrants as of January 10, 2007 was determined by the trading value of the securities on that date.
     Prior to the Warrant Clarification Agreement and under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants have been reported as a liability. The warrant agreement provides for JK Acquisition to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, JK Acquisition must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the statement of income and expenses. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or JK Acquisition is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability at the date of issuance in the accompanying balance sheets was estimated using the initial trading value of the warrants after they were separated from the initial units and began to trade. The value assigned to the warrant liability at April 17, 2006 (the date of issuance) and January 10, 2007 was $11,389,001 and $11,931,334, respectively.
     Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,355,833 for the three months ended March 31, 2007.
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
     Statement of Financial Accounting Standard (''SFAS’’) No. 133, ''Accounting for Derivative Instruments and Hedging Activities,’’ as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders’ equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 700,000 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 700,000 shares of common stock and the warrant to purchase an additional 1,400,000 shares, the latter being the embedded derivative, are separately valued and accounted for on JK Acquisition’s balance sheet. While the warrant to purchase the additional 1,400,000 shares is indexed to JK Acquisition’s common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, required JK Acquisition, prior to the Warrant Clarification Agreement, to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.
     On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ''Warrant Agreement’’) by and between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in the Company’s Prospectus, dated April 11, 2006, that if the Company is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would the Company be obligated to pay cash or other consideration to the holders of warrants or otherwise ''net-cash settle’’ any warrant exercise. As of January 10, 2007, JK Acquisition determined that net cash settlement of the warrants could no longer be required; therefore, the warrants should not be treated as derivative liabilities. The fair value of these warrants was marked to market on January 10, 2007 and derivative gain was recorded. The balance of the derivative liability was then recorded as a contribution to paid-in capital on that date. The fair value of the warrants as of January 10, 2007 was determined by the trading value of the securities on that date.
     As such, the option to purchase 700,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. The embedded derivative which is the warrant to purchase 1,400,000 shares for $6.25 each, follows the same accounting guidelines as the warrants sold in the public offering and is considered a liability. Through January 10, 2007 these derivative liabilities have been adjusted to fair value in our quarterly filings.
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
     The fair value of the warrants was $2,236,899 as of January 10, 2007. Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $112,767 for the three months ended March 31, 2007.
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

NOTE 8 — RELATED PARTY TRANSACTION
     JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the three months ended March 31, 2007, $22,500 has been expensed for the administrative fee.
NOTE 9— DERERRED ACQUISITION COSTS
     Deferred acquisition cost consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet date that are related to the proposed merger discussed in Note 10. Deferred acquisition costs related to the proposed merger will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.
NOTE 10— PROPOSED MERGER
     On February 14, 2007, JK Acquisition Corp. (“JKA”) and Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JKA (“MSI”), entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative (“Members’ Representative”), and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). The Amended Merger Agreement fully amends and restates the Agreement and Plan of Merger, dated September 6, 2006, by and among JKA, MSI, Multi-Shot, Members’ Representative and the Members. Following completion of the Merger, it is anticipated that JKA will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from the former management of JK Acquisition Corp. and the former members of Multi-Shot, LLC. Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a skilled and experienced labor force. Multi-Shot maintains a diversified customer base that includes large, U.S. independent exploration and production companies.
     At closing, the initial Merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $120,750,000 (assuming the Third-Party Indebtedness, as such term is defined in the Amended Merger Agreement, of Multi-Shot does not exceed $49,400,000 on the closing date), consisting of the following:
•	13,203,700 shares of JK Acquisition common stock;

•	26,407,400 warrants (each warrant may be exchanged for one share of JKA common stock solely pursuant to the grant of an Earnout Award (as defined in the Amended Merger Agreement) pursuant to the Merger Agreement); and

•	the assumption of Third-Party Indebtedness, which is expected to be approximately $49,400,000.
     If the acquisition is not consummated, the $879,096 of deferred acquisition costs will be immediately expensed.
NOTE 11—LIQUIDITY
     JK Acquisition’s cash position at March 31, 2007 is $127,515. JK Acquisition has outstanding payables of $378,727 at March 31, 2007. Approximately $363,000 of the outstanding payables represent legal expense incurred in conjunction with the proposed merger and will be due at the close of the proposed merger described in Note 10. If we liquidate before the completion of a business combination and distribute the proceeds of the trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.
     In the event the proposed merger with Multi-Shot, LLC is not consummated within the agreed upon time period, JK Acquisition believes it will not have sufficient funds to operate through October 2007 unless we receive advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations.

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
     Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 is being held in trust and the remaining $100,000 is not being held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until the proposed merger with Multi-Shot is consummated within the agreed upon time period. In the event the proposed merger with Multi-Shot is not consummated within the agreed upon time period, we believe that we will not have sufficient funds to operate through October 2007, assuming a business combination is not consummated by that time, unless we receive advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations. Alternatively, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We expect that we would only consummate such a financing simultaneously with the consummation of a business combination.
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
     Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a skilled and experienced labor force. Multi-Shot maintains a diversified customer base that includes large, U.S. independent exploration and production companies.
     The Merger is expected to be consummated by July 31, 2007, after the required approval by JKA’s stockholders and the fulfillment of certain other conditions, as discussed in greater detail herein and in the Amended Merger Agreement.
     Among other things, the Amended Merger Agreement extends the deadline to complete the contemplated merger to July 31, 2007 (from January 31, 2007) and provides that either party may terminate the Amended Merger Agreement if the merger is not completed by such date. Additionally, the Amended Merger Agreement allows Multi-Shot to pursue negotiations with a private equity investor (the “Investor”) that is expected to become a member of Multi-Shot as part of a contemplated recapitalization transaction, expected to be consummated on or before March 31, 2007. Upon the consummation of the recapitalization transaction, the Investor will become a member of Multi-Shot, and, thus, a party to the Amended Merger Agreement. In the event such recapitalization transaction fails to occur on or before March 31, 2007, for any reason, the Amended Merger Agreement may be terminated by Multi-Shot. The recapitalization successfully closed effective April 1, 2007.
     The following description summarizes the material provisions of the Amended Merger Agreement. Stockholders should read carefully the Amended Merger Agreement, which was attached as Exhibit 10.1 to the Current Report on Form 8-K previously filed by JKA on February 15, 2007. The Amended Merger Agreement contains representations and warranties which JKA, on the one hand, and Multi-Shot and the Members, on the other hand, have made to one another and are for the benefit of such parties only, and may not be relied upon by any other person. The assertions embodied in the representations and warranties contained in the Amended Merger Agreement are qualified by information in disclosure schedules to the Amended Merger Agreement, which we consider nonpublic information. Although JKA does not believe the disclosure schedules contain information the securities laws require JKA to publicly disclose, the disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Amended Merger Agreement.
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
Escrow Amounts
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
Representations and Warranties
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
Interim Operations Relating to JKA and Multi-Shot
     Each of JKA and Multi-Shot has agreed to continue to operate its business in the ordinary course prior to the closing of the Merger, to use reasonable efforts to preserve current relationships with customers, employees and suppliers, and additional material covenants including that (i) each party shall obtain all necessary approvals, including stockholder and governmental approvals; (ii) each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information; and (iii) until termination of the Amended Merger Agreement (except as discussed below), not to solicit or accept an offer to enter into a Competing Transaction, as such term is defined in the Amended Merger Agreement.
No Solicitation
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
Termination
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

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2007 and 2006
     For the three months ended March 31, 2007 and 2006, we had net income (loss) of $2,072,194 and $(4,954), respectively. For the three months ended March 31, 2007, we incurred $64,944 of general and administrative expenses, offset by gain on derivative liabilities of $1,408,600 and interest income on the trust fund investments of $668,538 as compared to the three months ended March 31, 2006 when we incurred only $4,954 of general and administrative expenses in connection with our formation.
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
     The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. The underwriters have agreed to defer approximately $1,552,500 of the proceeds attributable to their non-accountable expense allowance until the consummation of a business combination. Upon the consummation of a business combination, we will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of this offering held in trust. Any amounts not paid as consideration to the sellers of the target business or to the underwriters for deferred underwriting fees and expenses may be used to finance operations of the target business. We expect that the operating expenses of a target business may include some or all of the following: capital expenditures, expenditures for future projects, general ongoing expenses including supplies and payroll, expanding markets and strategic acquisitions or alliances. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until the proposed merger with Multi-Shot is consummated within the agreed upon time period. In the event the proposed merger with Multi-Shot is not consummated within the agreed upon time period, we believe that we will not have sufficient funds to operate through October 2007, assuming a business combination is not consummated by that time, unless we receive advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations. Alternatively, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We expect that we would only consummate such a financing simultaneously with the consummation of a business combination.
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

JK ACQUISITION CORP.

Date: May 15, 2007	By:	/s/ James P. Wilson James P. Wilson Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002