Form 10-Q
period 2007-06-30
JK Acquisition Corp.
filed 2007-08-20
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 17, 2007, 16,516,667 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JK ACQUISITION CORP.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash	$75,484	$220,104
Deferred tax asset	1,613	1,613

Total current assets	77,097	221,717

Trust fund	79,002,279	77,627,249
Deferred acquisition costs	—	788,234

Total Assets	$79,079,376	$78,637,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$379,510	$299,870
Federal income tax payable	8,412	15,640
Advances from stockholders	200,000	—
Derivative liabilities	—	15,636,834

Total Liabilities	587,922	15,952,344

Common stock subject to redemption, 2,710,311 shares	15,792,556	15,517,687

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 shares issued and outstanding at June 30, 2007 and December 31, 2006 (including 2,710,311 shares subject to redemption)	1,652	1,652
Paid-in capital	60,640,440	46,747,075
Earnings accumulated during the development stage	2,056,806	418,442

Total Stockholders’ Equity	62,698,898	47,167,169

Total Liabilities and Stockholders’ Equity	$79,079,376	$78,637,200

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months ended June 30, 2007 and 2006,
Six Months ended June 30, 2007 and 2006 and
Period from May 11, 2005 (Inception) to June 30, 2007
(Unaudited)

					Period from
					Inception to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007
Operating Expenses:
General & administrative	$172,131	$62,711	$237,074	$67,665	$534,446
Impairment of deferred transaction costs	975,419	—	975,419	—	975,419

Operating Loss	(1,147,550)	(62,711)	(1,212,493)	(67,665)	(1,509,865)

Other income:
Interest income	713,720	591,569	1,382,258	591,569	3,377,103
Gain on derivative liabilities	0	2,594,715	1,468,600	2,594,715	203,596

Total other income	713,720	3,186,284	2,850,858	3,186,284	3,580,699

Net income (loss) before income tax expense	(433,830)	3,123,573	1,638,365	3,118,619	2,070,834
Income tax expense	—	29,276	—	29,276	14,027

Net income (loss)	$(433,830)	$3,094,297	$1,638,365	$3,089,343	$2,056,807

Earnings (loss) per share
Basic	$(0.03)	$0.22	$0.10	$0.36

Diluted	$(0.03)	$0.20	$0.08	$0.33

Weighted average number of common shares outstanding:
Basic	16,516,667	13,983,791	16,516,667	8,576,427

Diluted	16,516,667	15,644,372	19,944,649	9,411,305

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2007 and 2006 and
Period from May 11, 2005 (Inception) to June 30, 2007
(Unaudited)

			Period from
			Inception to
	Six Months Ended June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,638,365	$3,089,342	$2,056,807
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(1,382,258)	(591,569)	(3,377,103)
Gain on derivative liabilities	(1,468,600)	(2,594,715)	(2,733,604)
Impairment of deferred transaction costs	975,419	—	975,419
Change in:
Deferred Tax Asset	—	—	(1,613)
Accrued liabilities and accounts payable	79,640	29,277	379,510
Federal income tax payable	(7,228)	—	8,412

Net cash used in operating activities	(164,663)	(67,665)	(2,692,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs	(187,185)	—	(975,419)
Payment to trust account	—	(76,532,404)	(76,532,404)
Disbursements from trust account	7,228	—	907,228

Net cash used in investing activities	(179,957)	(76,532,404)	(76,600,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	—	79,350,000	79,350,000
Gross proceeds from private placement	—	2,000,004	2,000,004
Proceeds from sale of stock	—	—	31,250
Proceeds from sale of underwriter option	—	100	100
Proceeds from advances from stockholders	200,000	—	529,000
Payments on advances from stockholders	—	(329,000)	(329,000)
Cash paid for offering costs	—	(4,413,991)	(4,743,110)

Net cash provided by financing activities	200,000	76,607,113	76,838,244

Net change in cash	(144,620)	7,044	75,484
Cash at beginning of period	220,104	26,137	—

Cash at end of period	$75,484	$33,181	$75,484

Supplemental disclosures:
Cash paid for interest	$—	$—	$—

			Period from
			Inception to
	Six Months Ended June 30,		June 30,
	2007	2006	2007
Cash paid for income taxes	7,228	—	7,228

Non-cash transactions:
Common stock subject to redemption	$—	$15,417,082	$15,299,099
Increase in value of common stock subject to redemption	274,869	14,371,830	494,901
Inception of warrants accounted for as derivative liabilities	—	—	15,636,834
Adjustment for elimination of derivatives at fair value — warrants	14,168,233	—	14,168,233
See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as “JK Acquisition” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the JK Acquisition’s annual report filed with the SEC on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2006 and the period from May 11, 2005 (inception) to December 31, 2005 as reported in the Form 10-K have been omitted.
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
NOTE 4 — ADVANCES FROM SHAREHOLDERS
     On May 18, 2005 and December 20, 2005, JK Acquisition received an aggregate of $329,000 as advances for expenses from two shareholders. These advances did not bear any interest and were repaid from the proceeds of the Company’s initial public offering.
     On May 23, 2007 and June 14, 2007 JK Acquisition received an aggregate of $200,000 in advances for expenses from two shareholders Messrs. Wilson and Spickelmier. On July 19, 2007, JK Acquisition received an additional $100,000 in advances from the two shareholders. Proceeds from each of the advances will fund JK Acquisition’s ongoing continuing operating expenses. Under the terms of the advances, JK Acquisition will: (i) pay no interest and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event JK Acquisition fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then JK Acquisition shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier have waived any recourse against JK Acquisition’s trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described herein above.
NOTE 5 — DERIVATIVE LIABILITY
     On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ‘‘Warrant Agreement’’) by and between JK Acquisition and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in JK Acquisition’s Prospectus, dated April 11, 2006, that if JK Acquisition is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would JK Acquisition be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise. As of January 10, 2007, JK Acquisition determined that net cash settlement of the warrants could no longer be required; therefore, the warrants should not be treated as derivative liabilities. The fair value of these warrants was marked to market on January 10, 2007 and derivative gain was recorded. The balance of the derivative liability was then recorded as a contribution to paid-in capital on that date. The fair value of the warrants as of January 10, 2007 was determined by the trading value of the securities on that date.
     Prior to the Warrant Clarification Agreement and under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants have been reported as a liability. The warrant agreement provides for JK Acquisition to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of JK Acquisition’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within JK Acquisition’s control. As a result, JK Acquisition must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires JK Acquisition to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the statement of income and expenses. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or JK Acquisition is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability at the date of issuance in the accompanying balance sheets was estimated using the initial trading value of the warrants after they were separated from the initial units and began to trade. The value assigned to the warrant liability at April 17, 2006 (the date of issuance) and January 10, 2007 was $11,389,001 and $11,931,334, respectively.
     Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,355,833 for the six months ended June 30, 2007.
NOTE 6 — EQUITY
     On April 10, 2006, JK Acquisition declared a stock dividend of 0.1833332 shares for each share outstanding. After the stock dividend, there were 2,958,333 shares outstanding. All transactions and disclosures in the financial statements, related to JK Acquisition’s common stock, have been adjusted to reflect the results of the stock dividend.
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
     On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ‘‘Warrant Agreement’’) by and between JK Acquisition and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in JK Acquisition’s Prospectus, dated April 11, 2006, that if JK Acquisition is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would JK Acquisition be obligated to pay cash or other consideration to the holders of warrants or otherwise ‘‘net-cash settle’’ any warrant exercise. As of January 10, 2007, JK Acquisition determined that net cash settlement of the warrants could no longer be required; therefore, the warrants should not be treated as derivative liabilities. The fair value of these warrants was marked to market on January 10,

2007 and derivative gain was recorded. The balance of the derivative liability was then recorded as a contribution to paid-in capital on that date. The fair value of the warrants as of January 10, 2007 was determined by the trading value of the securities on that date.
     As such, the option to purchase 700,000 units is considered an equity instrument, as the underlying shares do not need to be registered, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled. The embedded derivative which is the warrant to purchase 1,400,000 shares for $6.25 each follows the same accounting guidelines as the warrants sold in the public offering and is considered a liability. Through January 10, 2007 these derivative liabilities have been adjusted to fair value in our quarterly filings.
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
     The fair value of the warrants was $2,236,899 as of January 10, 2007. Gain on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $112,767 for the six months ended June 30, 2007.
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
NOTE 8 — RELATED PARTY TRANSACTION
     JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the six months ended June 30, 2007, $45,000 has been expensed for the administrative fee.
NOTE 9— DEFERRED ACQUISITION COSTS
     Deferred acquisition costs consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet that are related to the proposed merger discussed in Note 10. Due to the uncertainty of the proposed merger, as further described in Note 12, the deferred acquisition costs were written off to impairment expense during the quarter ended June 30, 2007.
NOTE 10— PROPOSED MERGER
     On February 14, 2007, JK Acquisition and Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JK Acquisition (“MSI”), entered into the First Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative (“Members’ Representative”), and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). The Amended Merger Agreement fully amends and restates the Agreement and Plan of Merger, dated September 6, 2006, by and among JK Acquisition, MSI, Multi-Shot, Members’ Representative and the Members. Following completion of the Merger, it is anticipated that JK Acquisition will change its name to MS Energy Services, Inc. The Board of Directors of MS Energy Services, Inc. and Multi-Shot, Inc. will have representation from the management of JK Acquisition and the members of Multi-Shot, LLC. Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a highly skilled and experienced labor force. Multi-Shot owns and operates equipment of the highest standards and maintains a diversified customer base that includes large, U.S. independent exploration and production companies.

     At closing, the initial Merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $120,750,000 (assuming the Third-Party Indebtedness, as such term is defined in the Merger Agreement, of Multi-Shot does not exceed $49,400,000 on the closing date), consisting of the following:
•	13,203,700 shares of JK Acquisition common stock;

•	26,407,400 warrants (each warrant may be exchanged for one share of JK Acquisition common stock solely pursuant to the grant of an Earnout Award (as defined in the Merger Agreement) pursuant to the Merger Agreement); and

•	the assumption of third-party indebtedness, which is expected to be approximately $49,400,000.
See Note 12 regarding litigation related to this proposed merger.
NOTE 11—LIQUIDITY
     JK Acquisition’s cash position as of June 30, 2007 is approximately $75,483. JK Acquisition has outstanding payables of approximately $379,510 as of June 30, 2007. As of June 30, 2007, advances from shareholders was $200,000. As described in Note 4, such shareholders have waived any recourse against JK Acquisition’s trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described herein above. Approximately $363,000 of the outstanding payables represent legal expense incurred in conjunction with the proposed merger and will be due at the close of the proposed merger described in Note 10. If we liquidate before the completion of a business combination and distribute the proceeds of the trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.
     In the event the proposed merger is not consummated within the agreed upon time period, JK Acquisition believes it will not have sufficient funds to operate through October 2007 unless we receive additional advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations.
NOTE 12 – OTHER CONTINGENCIES
     On July 9, 2007, Multi-Shot verbally notified JK Acquisition that if JK Acquisition is unable to obtain stockholder approval of the transactions contemplated by the Amended Merger Agreement prior to July 31, 2007, Multi-Shot intended to exercise its termination rights on July 31, 2007 or soon thereafter pursuant to Section 9.01(a) of the Amended Merger Agreement. Based on the then current status of JK Acquisition’s proxy materials on Schedule 14A related to the Amended Merger Agreement, as well as certain terms and provisions in the Amended Merger Agreement and JK Acquisition’s bylaws, as amended, JK Acquisition did not then believe that it would obtain the necessary stockholder approval of the transactions contemplated by Amended Merger Agreement prior to July 31, 2007. It is JK Acquisition’s current belief that any inability to obtain the necessary stockholder approval prior to July 31, 2007 was the result of wrongful acts and omissions by Multi-Shot, and JK Acquisition is exploring its options to protect the interests of its stockholders.
     On July 16, 2007, JK Acquisition filed suit in the state district court of Harris County, Texas against Multi-Shot, LLC and twelve other named defendants. JK Acquisition is seeking injunctive relief and other damages related to various claims of breach of contract in connection with the Amended Merger Agreement that JK Acquisition previously entered into with Multi-Shot and other parties on February 14, 2007. Although JK Acquisition intends to diligently pursue its claims against Multi-Shot and the other named defendants on behalf of its stockholders, there is no assurance that JK Acquisition will ultimately obtain the remedies it is seeking.

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
     Our net proceeds from the sale of our units, including the exercise of the underwriters’ over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 plus interest is being held in trust and the remaining $100,000 is not being held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until the proposed merger with Multi-Shot is consummated within the agreed upon time period. In the event the proposed merger with Multi-Shot is not consummated within the agreed upon time period, we believe that we will not have sufficient funds to operate through October 2007, assuming a business combination is not consummated by that time, unless we receive advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations. Alternatively, we may need to raise additional funds to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We expect that we would only consummate such a financing simultaneously with the consummation of a business combination.
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

Closing of the Merger
     The closing of the Merger will take place following the satisfaction of certain customary closing conditions in Merger Agreement. However, the Agreement may be terminated after July 31, 2007, as described in the “Termination” paragraph below.
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
Multi-Shot Litigation
     On July 9, 2007, Multi-Shot verbally notified the Company that if the Company is unable to obtain stockholder approval of the transactions contemplated by the Amended Merger Agreement prior to July 31, 2007, Multi-Shot intended to exercise its termination rights on July 31, 2007 or soon thereafter pursuant to Section 9.01(a) of the Amended Merger Agreement. Based on the then current status of the Company’s proxy materials on Schedule 14A related to the Amended Merger Agreement, as well as certain terms and provisions in the Amended Merger Agreement and the Company’s bylaws, as amended, the Company did not then believe that it would obtain the necessary stockholder approval of the transactions contemplated by Amended Merger Agreement prior to July 31, 2007. It is the Company’s current belief that any inability to obtain the necessary stockholder approval prior to July 31, 2007 was the result of wrongful acts and omissions by Multi-Shot, and the Company is exploring its options to protect the interests of its stockholders.
     On July 16, 2007, the Company filed suit in the state district court of Harris County, Texas against Multi-Shot, LLC and twelve other named defendants. JKA is seeking injunctive relief and other damages related to various claims of breach of contract in connection with the Amended Merger Agreement that the Company previously entered into with Multi-Shot and other parties on February 14, 2007. Although JKA intends to diligently pursue its claims against Multi-Shot and the other named defendants on behalf of its stockholders, there is no assurance that JKA will ultimately obtain the remedies it is seeking.
RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 2007 and 2006
     For the three months ended June 30, 2007, we had a net loss of $433,830, compared to net income of $3,094,297 for the three months ended June 30, 2006. For the three months ended June 30, 2007, we wrote off $975,419 of deferred transaction costs, due to the uncertainty of completing our proposed nerger with Multi-Shot. In addition, we incurred $172,131 of general and administrative expenses, offset by interest income on the trust fund investments of $713,720 as compared to the three months ended June 30, 2006, when we incurred $62,711 of general and administrative expenses, offset by gain on derivative liabilities of $2,594,715 and interest income on the trust fund investments of $591,569.
Comparison of Six Months Ended June 30, 2007 with Period from Inception to June 30, 2007
     For the six months ended June 30, 2007 we had net income of $1,638,365. For the period from May 11, 2005 (our date of inception) to June 30, 2007, we had net income of $2,056,807. For the six months ended June 30, 2007, we incurred $237,074 of general and administrative expenses and the impairment of deferred transaction costs of $975,419, offset by gain on derivative liabilities of $1,468,600 and interest income on the trust fund investments of $1,382,258, as compared to the period from May 11, 2005 to June 30, 2007 when we incurred the impairment of $975,419 and $534,446 of general and administrative expenses, offset by gain on derivative liabilities of $203,596 and interest income on the trust fund investments of $3,377,103.
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
     On May 23, 2007, June 14, 2007 and July 19, 2007, we received an aggregate of $300,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances will fund the Company’s ongoing continuing operating expenses. Under the terms of the advances, the Company will: (i) pay no interest on such advances and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event the Company fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then the Company shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier, have waived any recourse against the Company’s trust account with respect to the advances in the event that a business combination is not consummated by the Company in a timely manner as described herein above.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 16, 2007, we filed suit in the state district court of Harris County, Texas against Multi-Shot, LLC and twelve other named defendants. We are seeking injunctive relief and other damages related to various claims of breach of contract in connection with the First Amended and Restated Agreement and Plan of Merger previously entered into with Multi-Shot, LLC and other parties on February 14, 2007. Although we intend to diligently pursue its claims against Multi-Shot and the other named defendants on behalf of its stockholders, there is no assurance that we will ultimately obtain the remedies it is seeking.
Item 1A. Risk Factors
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

JK ACQUISITION CORP.
Date: August 17, 2007	By:	/s/ James P. Wilson
James P. Wilson
Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002