Form 10-Q
period 2007-09-30
JK Acquisition Corp.
filed 2007-11-14
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 14, 2007, 16,516,667 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

JK ACQUISITION CORP.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
JK ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash	$90,491	$220,104
Deferred tax asset	1,613	1,613

Total current assets	92,104	221,717

Trust fund	79,721,079	77,627,249
Deferred acquisition costs	—	788,234

Total Assets	$79,813,183	$78,637,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$584,090	$299,870
Federal income tax payable	8,412	15,640
Advances from stockholders	500,000	—
Derivative liabilities	—	15,636,834

Total Liabilities	1,092,502	15,952,344

Common stock subject to redemption, 2,710,311 shares	15,936,244	15,517,687

Stockholders’ equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 16,516,667 shares issued and outstanding at September 30, 2007 and December 31, 2006 (including 2,710,311 shares subject to redemption)	1,652	1,652
Paid-in capital	60,496,752	46,747,075
Earnings accumulated during the development stage	2,286,033	418,442

Total Stockholders’ Equity	62,784,437	47,167,169

Total Liabilities and Stockholders’ Equity	$79,813,183	$78,637,200

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months ended September 30, 2007 and 2006,
Nine Months ended September 30, 2007 and 2006 and
Period from May 11, 2005 (Inception) to September 30, 2007
(Unaudited)

					Period from
					Inception to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2007	2006	2007	2006	2007
Operating Expenses:
General & administrative	$108,292	85,268	345,286	152,933	642,738
Impairment of deferred transaction costs	381,286	—	1,356,704	—	1,356,704

Operating Loss	489,578	85,268	1,701,990	152,933	1,999,442

Other income:
Interest income	718,800	725,535	2,101,058	1,317,103	4,095,903

Gain (loss) on derivative liabilities	—	(548,690)	1,468,600	2,046,025	203,596

Total other income	718,800	176,844	3,569,658	3,363,128	4,299,499

Net income before income tax expense	229,222	91,576	1,867,668	3,210,195	2,300,057
Income tax expense	—	34,408	77	63,684	14,024

Net income	$229,222	57,168	1,867,591	3,146,511	2,286,033

Net income per share
Basic	$0.01	$0.00	$0.11	$0.28

Diluted	$0.01	$0.00	$0.09	$0.25

Weighted average number of common shares outstanding:
Basic	16,516,667	16,516,667	16,516,667	11,252,259

Diluted	20,165,053	18,579,358	20,019,364	12,515,352

See notes to financial statements.

JK ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2007 and 2006 and
Period from May 11, 2005 (Inception) to September 30, 2007
(Unaudited)

			Period from
			Inception to
	Nine Months Ended September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,867,591	(3,146,511)	2,286,033
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	(2,101,058)	(1,317,103)	(4,095,903)
Gain on derivative liabilities	(1,468,600)	(2,046,025)	(203,596)
Impairment of deferred transaction costs	1,356,704	—	1,356,704
Change in:
Deferred Tax Asset	—	—	(1,613)
Accrued liabilities and accounts payable	284,220	98,285	584,090
Federal income tax payable	(7,228)	—	8,412

Net cash used in operating activities	(68,371)	(118,332)	(65,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs	(568,470)	(220,755)	(1,356,704)
Payment to trust account	—	(76,532,404)	(76,532,404)
Disbursements from trust account	7,228	400,000	907,228

Net cash used in investing activities	(561,242)	(76,353,159	(76,981,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering	—	79,350,000	79,350,000
Gross proceeds from private placement	—	2,000,004	2,000,004
Proceeds from sale of stock	—	—	31,250
Proceeds from sale of underwriter option	—	100	100
Proceeds from advances from stockholders	500,000	—	829,000
Payments on advances from stockholders	—	(329,000)	(329,000)
Cash paid for offering costs	—	(4,413,991)	(4,743,110)

Net cash provided by financing activities	500,000	76,607,113	77,138,244

Net change in cash	(129,613)	135,622	90,491
Cash at beginning of period	220,104	26,137	—

Cash at end of period	$90,491	165,759	90,491

Supplemental disclosures:
Cash paid for interest	$—	—	—
Cash paid for income taxes	7,228	—	7,228

Non-cash transactions:
Common stock subject to redemption	$15,936,244	15,417,082	15,299,099

Increase in value of common stock subject to redemption	418,556	117,983	638,588
Inception of warrants accounted for as derivative liabilities	—	12,325,805	15,636,834
Elimination of derivatives at fair value — warrants	14,168,233		14,168,233
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
NOTE 3 — TRUST FUND
          Investment securities in the trust fund are held in tax exempt municipal obligations and are classified as trading securities. Such funds are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.
NOTE 4 — ADVANCES FROM SHAREHOLDERS
          On May 18, 2005 and December 20, 2005, JK Acquisition received an aggregate of $329,000 as advances for expenses from two shareholders. These advances did not bear any interest and were repaid from the proceeds of the Company’s initial public offering.
          On May 23, 2007, June 14, 2007, July 19, 2007 and September 6, 2007 JK Acquisition received an aggregate of $500,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. On October 9, 2007, JK Acquisition received an additional $200,000 in advances from the two shareholders. Proceeds from each of the advances will fund JK Acquisition’s ongoing continuing operating expenses. Under the terms of the advances, JK Acquisition will: (i) pay no interest and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event JK Acquisition fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then JK Acquisition shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier have waived any recourse against JK Acquisition’s trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described herein above.
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
          Gain on derivative liability reported in the accompanying statement of operations through January 10, 2007 resulting from the change in valuation of the derivative liability related to these warrants was $1,468,600 for the nine months ended September 30, 2007.
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
NOTE 7 — RELATED PARTY TRANSACTION
          JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition’s chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the nine months ended September 30, 2007, $67,500 has been expensed for the administrative fee.
NOTE 8— DEFERRED ACQUISITION COSTS
          Deferred acquisition costs consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet date that are related to the proposed merger discussed in Note 9. Due to the uncertainty of the proposed merger, as further described in Note 11, the deferred acquisition costs were written off to impairment expense during the quarter ended June 30, 2007, and deferred acquisition costs incurred during the quarter ended September 30, 2007 were expensed as impaired costs.
NOTE 9— PROPOSED MERGER
          On August 27, 2007, JK Acquisition and Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JK Acquisition (“MSI”), entered into the Second Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) with Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), Catalyst/Hall Growth Capital Management Co., LLC, as Members’ Representative (“Members’ Representative”), and the members of Multi-Shot (the “Members”), pursuant to which Multi-Shot will merge with and into MSI (the “Merger”). The Amended Merger Agreement fully amends and restates the First Amended and Restated Agreement and Plan of Merger, dated February 14, 2007, by and among JK Acquisition, MSI, Multi-Shot, Members’ Representative and the Members. Following completion of the Merger, it is anticipated that JK Acquisition will change its name to MS Energy Services, Inc. Based in Conroe, Texas, Multi-Shot provides directional drilling services with an established presence in most major onshore producing basins in the U.S. Since its inception in 1980, Multi-Shot has developed into a leading independent service provider that employs a highly skilled and experienced labor force. Multi-Shot owns and operates equipment of the highest standards and maintains a diversified customer base that includes large, U.S. independent exploration and production companies.
          The Merger is expected to be consummated by January 31, 2008, after the required approval by JK Acquisition’s stockholders and the fulfillment of certain other conditions, as discussed in greater detail herein and in the Amended Merger Agreement.
          The Amended Merger Agreement will terminate automatically if either (1) JK Acquisition fails to file its definitive proxy materials with the SEC and mail such materials to its stockholders prior to December 31, 2007, or (2) the merger is not completed on or before January 31, 2008

          At closing, the initial Merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $197,500,000 (assuming the Third-Party Indebtedness, as such term is defined in the Merger Agreement, of Multi-Shot does not exceed $60,00,000 on the closing date), consisting of the following:
•	$20,000,000 cash

•	21,759,259 shares of JK Acquisition common stock;

•	28,516,668 contingent warrants (each contingent warrant may be exchanged for one share of JK Acquisition common stock solely pursuant to the grant of an Contingent Award (as defined in the Merger Agreement) pursuant to the Merger Agreement); and

•	the assumption of third-party indebtedness, which is expected to be approximately $60,000,000.

•	the cancellation of 2,458,334 shares of JK Acquisition common stock owned by the current officers and directors of JK Acquisition.
NOTE 10—LIQUIDITY
          JK Acquisition’s cash position as of September 30, 2007 is approximately $90,492. JK Acquisition has outstanding payables of approximately $584,090 as of September 30, 2007. As of September 30, 2007, advances from shareholders was $500,000. As described in Note 4, such shareholders have waived any recourse against JK Acquisition’s trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described herein above. Approximately $363,000 of the outstanding payables represent legal expense incurred in conjunction with the proposed merger and will be due at the close of the proposed merger described in Note 9. If we liquidate before the completion of a business combination and distribute the proceeds of the trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would otherwise reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.
          In the event the proposed merger is not consummated within the agreed upon time period, JK Acquisition believes it will not have sufficient funds to operate through April 2008 unless we receive additional advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations.
NOTE 11 – OTHER CONTINGENCIES
          On July 16, 2007, JK Acquisition filed suit in the state district court of Harris County, Texas against Multi-Shot, LLC and twelve other named defendants. JK Acquisition was seeking injunctive relief and other damages related to various claims of breach of contract in connection with the First Amended and Restated Agreement and Plan of Merger previously entered into with Multi-Shot, LLC and other parties on February 14, 2007. Pursuant to a Settlement Agreement, JK Acquisition, Multi-Shot and the other parties thereto agreed to abate the current lawsuit among the parties pending in the 234th Judicial District Court of Harris County, Texas (the “Court”) in exchange for, among other consideration, entering into the Amended Merger Agreement. The parties to the Settlement Agreement have also agreed to waive any prior claims the parties have, or may have had, on the date of the Settlement Agreement against any of the other parties to the Settlement Agreement. The parties to the Settlement Agreement have agreed that the Court will retain continuing jurisdiction over any dispute filed regarding the Settlement Agreement, and that any such dispute will be submitted to the Court for resolution. In addition, the parties have agreed that any dispute regarding the Amended Merger Agreement will be tried in the district courts in Harris County, Texas. None of the parties to the Settlement Agreement have admitted any liability or violation.
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
Developments in Finding a Suitable Business Target
          On August 27, 2007, JK Acquisition settled its lawsuit against Multi-Shot, LLC, a Texas limited liability company (“Multi-Shot”), and Multi-Shot’s related parties and entered into a Settlement Agreement (the “Settlement Agreement”) and a Second Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”). The Amended Merger Agreement is among JK Acquisition, Multi-Shot, Inc., a Delaware corporation and wholly-owned subsidiary of JK Acquisition (“MSI”), Multi-Shot, and each of Catalyst/Hall Growth Capital Management Co., LLC (“Catalyst/Hall”), and SG-Directional, LLC (“SG-Directional”), as Members’ Representative (Catalyst/Hall and SG-Directional together as the “Members’ Representative”), and the members of Multi-Shot (the “Members”).
Settlement Agreement
          Pursuant to the Settlement Agreement, JK Acquisition, Multi-Shot and the other parties thereto have agreed to abate the current lawsuit among the parties pending in the 234th Judicial District Court of Harris County, Texas (the “Court”) in exchange for, among other consideration, entering into the Amended Merger Agreement. The parties to the Settlement Agreement have also agreed to waive any prior claims the parties have, or may have had, on the date of the Settlement Agreement against any of the other parties to the Settlement Agreement.
          The parties to the Settlement Agreement have agreed that the Court will retain continuing jurisdiction over any dispute filed regarding the Settlement Agreement, and that any such dispute will be submitted to the Court for resolution. In addition, the parties have agreed that any dispute regarding the Amended Merger Agreement will be tried in the district courts in Harris County, Texas. None of the parties to the Settlement Agreement have admitted any liability or violation.
Agreement and Plan of Merger
          The Amended Merger Agreement fully amends and restates the First Amended and Restated Agreement and Plan of Merger, dated February 14, 2007, by and among JK Acquisition, MSI, Multi-Shot, Catalyst/Hall and the Members. Pursuant to the Amended Merger Agreement, Multi-Shot will merge with and into MSI (the “Merger”). Following completion of the Merger, it is anticipated that JK Acquisition will change its name to MS Energy Services, Inc.

          The Merger is expected to be consummated by January 31, 2008, after the required approval by JK Acquisition’s stockholders and the fulfillment of certain other conditions, as discussed in greater detail herein and in the Amended Merger Agreement.
          The Amended Merger Agreement will terminate automatically if either (1) JK Acquisition fails to file its definitive proxy materials with the SEC and mail such materials to its stockholders prior to December 31, 2007, or (2) the merger is not completed on or before January 31, 2008.
          The following description summarizes the material provisions of the Amended Merger Agreement. Stockholders should read carefully the Amended Merger Agreement. The Amended Merger Agreement contains representations and warranties which JK Acquisition and MSI, on the one hand, and Multi-Shot and the Members, on the other hand, have made to one another and are for the benefit of such parties only, and may not be relied upon by any other person. The assertions embodied in the representations and warranties contained in the Amended Merger Agreement are qualified by information in disclosure schedules to the Amended Merger Agreement, which we consider nonpublic information. Although JK Acquisition does not believe the disclosure schedules contain information the securities laws require JK Acquisition to publicly disclose, the disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Amended Merger Agreement.
Merger Consideration
     At closing, the initial merger consideration for all the issued and outstanding membership interests of Multi-Shot is expected to be approximately $197,500,000, based upon the Gross Enterprise Value of Multi-Shot, as such term is defined in the Amended Merger Agreement. Assuming Third-Party Indebtedness of Multi-Shot, as such term is defined in the Amended Merger Agreement, of $60,000,000 on the closing date, the consideration for the Merger would consist of the following:
•	$20,000,000 in cash;

•	21,759,259 shares of JK Acquisition common stock (the “Parent Shares”);

•	28,516,668 contingent warrants (each contingent warrant may be exchanged for one share of JK Acquisition common stock solely pursuant to the grant of an Contingent Award (as defined in the Merger Agreement) pursuant to the Merger Agreement); and

•	the assumption of approximately $60,000,000 in Third-Party Indebtedness, $15,000,000 of which must be repaid at the closing of the Merger; and

•	the cancellation of 2,458,334 shares of JK Acquisition common stock owned by the current officers and directors of JK Acquisition.
     Furthermore, the Members will also be eligible to receive Redemption Liability Shares (as defined in the Amended Merger Agreement) and Redemption Warrants (as defined in the Amended Merger Agreement) if the cash consideration paid by JK Acquisition to its stockholders with respect to such stockholders exercising their conversion rights exceeds $3,000,000.
     A portion of the cash currently being held in the trust fund established in connection with JK Acquisition’s initial public offering will be used to (1) pay the transaction related expenses of JK Acquisition, MSI, Multi-Shot and the Members, (2) pay the $20,000,000 cash portion of the purchase price, and (3) repay $15,000,000 of the Third-Party Indebtedness that, by its terms, is required to be repaid to SG-Directional (one of the Members of Multi-Shot) at the closing of the Merger. In addition, additional cash from the trust fund may be used to repay all, or a portion of the contemplated $45,000,000 of other assumed indebtedness.
     If the holders of any warrants to purchase JK Acquisition common stock other than Parent Warrants (“Index Warrants”) exercise Index Warrants during any of the periods ending on June 30, 2008, June 30, 2009 and April 30, 2010 (the “Determination Periods”), at the option of the holder of each Parent Warrant, each of the Parent Warrants may be exchanged for either their pro rata share of a Contingent Award or a Cash Exercise Warrant as such terms are defined in the Amended Merger Agreement. A Contingent Award is a number of shares of JK Acquisition common stock as calculated by a cashless exercise formula contained in Section 2.06(d) of the Amended Merger Agreement that are issued for no additional consideration upon the tender of a number of Parent Warrants equal to the aggregate amount of Index Warrants exercised during the applicable Determination Period. The cashless exercise formula considers the aggregate number of Index Warrants exercised during the Determination Period, the trading price of JK Acquisition common stock at the time of each exercise and the weighted average exercise price of the Index Warrants exercised. The formula is described in detail in Section 2.06(d) of the Amended Merger Agreement, and an example of the calculation is attached to the Amended Merger Agreement filed herewith as Schedule 2.06(d). For any holder of a Parent Warrant electing to receive a Cash Exercise Warrant, such warrant represents the right to purchase a number of shares of JK Acquisition common stock equal to the holder’s pro rata share of the aggregate number of Index Warrants exercised during the Determination Period. The exercise price for any Cash Exercise Warrant will be equal, on a warrant for warrant basis, to the exercise price of the Index Warrants exercised during such period, which range from $5.00 to $6.25 per share.

     The Cash Exercise Warrant will have substantially similar terms to the Parent Warrant, but will be exercisable at a set exercise price (or prices) as described above.
     All Parent Shares, Redemption Liability Shares and JK Acquisition common stock issued pursuant to the exercise of any Parent Warrant, Cash Exercise Warrant or Redemption Warrant will be subject to a registration rights agreement.
Termination
     The Amended Merger Agreement terminates automatically, without action by any party, if either (1) JK Acquisition fails to file its definitive proxy materials with the SEC and mail such materials to its stockholders prior to December 31, 2007, or (2) the merger is not completed by January 31, 2008. The Amended Merger Agreement may be terminated prior to the closing of the Merger upon certain events, including the following:
•	at any time, by mutual written agreement as duly authorized by the Board of Directors of JK Acquisition and the Board of Managers of Multi-Shot;

•	by JK Acquisition or Multi-Shot, upon the issuance of any order which is final and nonappealable that would prevent or prohibit the consummation of the Merger;

•	by JK Acquisition, if there is a material breach of any representation, warranty or obligation by Multi-Shot under the Amended Merger Agreement that renders the satisfaction of any condition to JK Acquisition’s obligations impossible and such breach is not waived by JK Acquisition;

•	by Multi-Shot, if there is a material breach by JK Acquisition of any representation, warranty or obligation under the Amended Merger Agreement, that renders the satisfaction of any condition to Multi-Shot’s obligations impossible and such breach is not waived by Multi-Shot;

•	by Multi-Shot, if the aggregate liabilities and indebtedness of Parent and MSI exceed $4,202,500;

•	by JK Acquisition, if Multi-Shot’s adjusted or updated 2007 Annualized Adjusted EBITDA (as defined in the Amended Merger Agreement) is less than $29,000,000; or
In some cases, in the event that JK Acquisition elects to terminate the Amended Merger Agreement, JK Acquisition will be liable for certain fees and expenses incurred by Multi-Shot and the Members during the Merger negotiations.
Effect of Termination
     Except as described above, in the event the Amended Merger Agreement is terminated, it shall become void, there shall be no liability under the agreement on the part of JK Acquisition, MSI or Multi-Shot or any of their respective officers, managers or directors, and all rights and obligations of each party hereto shall cease. Furthermore, if the Amended Merger Agreement is terminated:
•	JK Acquisition and MSI are obligated to return all document and work papers obtained from Multi-Shot or the Members;

•	all filings with any government agencies shall be withdrawn, to the extent practicable;

•	certain confidentiality obligations will survive closings; and

•	no party shall be relieved of any liability for willful breach of the Amended Merger Agreement.
RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 2007 and 2006
     For the three months ended September 30, 2007, we had net income of $229,222, compared to net income of $57,168 for the three months ended September 30, 2006. For the three months ended September 30, 2007, we wrote off $381,286 of deferred transaction costs, due to the uncertainty of completing our proposed merger with Multi-Shot. In addition, we incurred $108,292 of general and administrative expenses, offset by interest income on the trust fund investments of $718,800 as compared to the three months ended September 30, 2006, when we incurred $85,268 of general and administrative expenses, offset by loss on derivative liabilities of $548,690 and interest income on the trust fund investments of $725,534.
Comparison of Nine Months Ended September 30, 2007 with nine months ended September 30, 2006
     For the nine months ended September 30, 2007 we had net income of $1,867,591, compared to $3146,511 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we incurred $345,286 of general and administrative expenses and the impairment of deferred transaction costs of $1,356,704, offset by gain on derivative liabilities of $1,468,600 and interest income on the trust fund investments of $2,101,058, compared to the nine months ended September 30, 2006 when we incurred $152,933 of general and administrative expenses, offset by gain on derivative liabilities of $2,046,025 and interest income on the trust fund investments of $1,317,103.
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
     On May 23, 2007, June 14, 2007, July 19, 2007, and September 6, 2007 we received an aggregate of $500,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. On October 9, 2007 we received and additional aggregate of $200,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances will fund the Company’s ongoing continuing operating expenses. Under the terms of the advances, the Company will: (i) pay no interest on such advances and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event the Company fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then the Company shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier, have waived any recourse against the Company’s trust account with respect to the advances in the event that a business combination is not consummated by the Company in a timely manner as described herein above.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 16, 2007, we filed suit in the 234th Judicial District Court of Harris County, Texas (the “Court”) against Multi-Shot, LLC and twelve other named defendants. We were seeking injunctive relief and other damages related to various claims of breach of contract in connection with the First Amended and Restated Agreement and Plan of Merger previously entered into with Multi-Shot, LLC and other parties on February 14, 2007. Pursuant to a Settlement Agreement, JK Acquisition, Multi-Shot and the other parties thereto agreed to abate the current lawsuit among the parties pending in the Court in exchange for, among other consideration, entering into the Amended Merger Agreement. The parties to the Settlement Agreement have also agreed to waive any prior claims the parties have, or may have had, on the date of the Settlement Agreement against any of the other parties to the Settlement Agreement. The parties to the Settlement Agreement have agreed that the Court will retain continuing jurisdiction over any dispute filed regarding the Settlement Agreement, and that any such dispute will be submitted to the Court for resolution. In addition, the parties have agreed that any dispute regarding the Amended Merger Agreement will be tried in the district courts in Harris County, Texas. None of the parties to the Settlement Agreement have admitted any liability or violation.
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

JK ACQUISITION CORP.
Date: November 14, 2007	By:	/s/ James P. Wilson
James P. Wilson
Chairman of the Board of Directors, Chief Executive Officer and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002