Form 10-K
period 2007-12-31
JK Acquisition Corp.
filed 2008-03-31
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K



      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (713) 978-7557

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Exchange
Title of each class                                      on Which Registered
-------------------                                      -------------------
Units, each consisting of one share of Common Stock,     American Stock Exchange
    $0.001 par value, and Two Warrants
Common Stock, $0.001 par value per share                 American Stock Exchange
Warrants to Purchase Common Stock                        American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the issuer is not required to file reports pursuant to
Section  13  or  Section  15(d)  of  the  Securities  Act. [ ] Yes [X] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    [ ]   Large  accelerated  filer     [ ]    Smaller  reporting  company
    [X]   Accelerated  filer            [ ]    Non-accelerated  filer

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act). [x] Yes [ ] No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2007 was $76,705,000 .

As of March 31, 2008, there were 16,516,667 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM  1.     BUSINESS

OVERVIEW

     JK Acquisition Corp. ("Company") is a blank check company formed in 2005 to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. On April 11, 2006, we completed our IPO of equity securities, raising net proceeds of $76,632,404. Like most blank check companies, our certificate of incorporation provides for the return of the IPO proceeds held in trust to the holders of shares of common stock sold in the IPO if there is no qualifying business combination(s) consummated before the termination date as defined in the certificate of incorporation. Our certificate of incorporation provides that, upon the termination date, the Company will cause its officers to distribute the amounts in the Trust Fund (inclusive of interest) to the holders of IPO Shares within sixty days of the termination date. Further, our certificate of incorporation requires that after the distribution of the amounts in the Trust Fund, the officers of the Company shall take such action necessary to dissolve and liquidate the Company as soon as reasonably practicable.

Specifically, our certificate of incorporation defines the "termination date" as the later of the following dates: 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination was executed but was not consummated within such 18-month period. On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, our board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date. Based upon this determination, our board of directors is commencing the process of returning to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes, if any) and alternatives for preserving value for stockholders. As of February 28, 2008, approximately $80,721,782 (approximately $6.10 per IPO Share) was in the Trust Fund, after establishing a reserve for accrued Delaware franchise taxes in the amount of approximately $52,042. One alternative for preserving value for stockholders that is presently under consideration is the continuation of the Company as a corporate entity (rather than dissolution) after the distribution of the Trust Fund and the pursuit of an acquisition of one or more operating companies in one or more industries not now identified. We expect that the results of our board of directors' evaluations will be presented to stockholders in the second quarter of 2008.

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

ITEM 1A. RISK FACTORS

Statements in this Annual Report under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by us or by our officers, directors or employees acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below.
We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

WE EXPECT TO LIQUIDATE AND DISTRIBUTE THE TRUST ACCOUNT, AND OUR PUBLIC STOCKHOLDERS MAY RECEIVE LESS THAN $6.08 PER SHARE UPON DISTRIBUTION OF THE TRUST ACCOUNT AND OUR WARRANTS MAY EXPIRE WORTHLESS.

The per-share liquidation distribution may be less than $6.08 because of our general and administrative expenses and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which may expire worthless if we liquidate.

UNDER DELAWARE LAW, THE REQUIREMENTS AND RESTRICTIONS CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION MAY BE AMENDED, WHICH COULD REDUCE OR ELIMINATE THE PROTECTION AFFORDED TO OUR STOCKHOLDERS BY SUCH REQUIREMENTS AND RESTRICTIONS.

Our amended and restated articles of incorporation, as amended, set forth certain requirements and restrictions that shall apply to us until the consummation of a business combination. Specifically, our amended and restated articles of incorporation, as amended, provides, among other things, that:

* prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval;

* we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders in this offering exercise their conversion rights;

* if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account;

* if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the prescribed time periods, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account; and

* we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in our initial public offering, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated articles of incorporation prohibit the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of the articles of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders' implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.

OUR OFFICERS AND DIRECTORS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Mr. Wilson to devote substantial time to our business during the process of conducting due diligence on a target company with whom we have signed a term sheet for a business combination conditioned on the successful conclusion of due diligence. If our executive officers' or directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a complete discussion of the potential conflicts of interest that you should be aware of, see the section appearing elsewhere in this report entitled "Management - Conflicts of Interest." We cannot assure you that these conflicts will be resolved in our favor.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE REDUCED AND THE PER SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WOULD BE LESS THAN $6.08 PER SHARE.

Our placing of funds in trust may not protect those funds from third party claims against us. Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would reduce the amount of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations. In addition, such third party claims may result in the per share conversion price received by the stockholders who vote against a business combination and elect to convert their shares into cash being less than approximately $6.08 per share.

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

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There will be 9,441,665 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to Ferris, Baker Watts, Inc.), and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

* may significantly dilute the equity interest of our initial public offering investors;

* may subordinate the rights of holders of common stock if the preferred stock is issued with rights senior to those afforded to our common stock;

* could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

*     may  adversely  affect  prevailing  market  prices  for  our common stock.
      Similarly,  if  we  issue  debt  securities,  it  could  result  in:

* default and foreclosure on our assets if our operating revenues after a business combination were insufficient to service our debt obligations;

* acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

* our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

* our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

WE DEPEND ON OUR CURRENT MANAGEMENT TEAM, THE LOSS OF ANY MEMBER OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. WE DO NOT CARRY KEY MAN LIFE INSURANCE AND HAVE NOT REQUIRED NON-COMPETITION AGREEMENTS.

We depend on the services of management to meet our business development objectives. We would expect to encounter difficulty replacing any of them. The loss of any person on our management team, or the inability of one or more of them to devote sufficient attention to our operations, could materially adversely affect our business and operations. We have not entered into an employment or a non-competition agreement with any member of management. As a result, any such member may discontinue providing his services to us at any time and for any reason, and even thereafter commence competition with us. We do not carry key person life insurance for any member of our management team.

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

Some of our officers and directors are currently, and may in the future become, affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete discussion of our management's business affiliations and the potential conflicts of interest that you should be aware of, see the sections appearing elsewhere in this report entitled "Management - Directors and Officers" and "Management - Conflicts of Interest." We cannot assure you that these conflicts will be resolved in our favor.

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

WE EXPECT THAT OUR SECURITIES WILL CEASE TO BE LISTED ON THE THE AMERICAN STOCK EXCHANGE IN THE NEAR FUTURE, AND THAT WE MAY NOT BE ABLE TO FIND AN ALTERNATIVE TRADING MARKET FOR OUR SECURITIES WHICH COULD LIMIT INVESTORS' ABILITY TO MAKE TRANSACTIONS IN OUR SECURITIES AND SUBJECT US TO ADDITIONAL TRADING RESTRICTIONS.

We expect that our securities will cease to be listed on the American Stock Exchange in the near future due to our inability to meet continuing listing requirements. In such event, we will try to have our securities quoted on the OTC Bulletin Board. However, we have no certainty that we will be able to accomplish this. If the American Stock Exchange delists our securities from trading on its exchange and if we fail to find an attractive trading market, we could face significant material adverse consequences including:

*     reduced  liquidity  with  respect  to  our  securities;

* a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

*     limited  amount  of  news  and  analyst  coverage  for  our  company;  and

* a decreased ability to issue additional securities or obtain additional financing in the future.

OUR INITIAL STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A SUBSTANTIAL INTEREST IN US AND THIS MAY INFLUENCE CERTAIN ACTIONS REQUIRING A STOCKHOLDER VOTE.

Our initial stockholders (including all of our officers and directors) will collectively own approximately 22.25% of our issued and outstanding shares of common stock (including the purchase of 333,334 units in the private placement).In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering, as well as any shares of common stock acquired in connection with or following this offering, in accordance with the majority of the shares of common stock voted by the public stockholders.

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

IF THE PRIVATE PLACEMENT WAS NOT CONDUCTED IN COMPLIANCE WITH APPLICABLE LAW, THE EXISTING STOCKHOLDERS MAY HAVE THE RIGHT TO RESCIND THEIR UNIT PURCHASES. THE RESCISSION RIGHTS, IF ANY, MAY REQUIRE US TO REFUND AN AGGREGATE OF $2,000,004 TO OUR EXISTING STOCKHOLDERS, THEREBY REDUCING THE AMOUNT IN THE TRUST ACCOUNT AVAILABLE TO US TO CONSUMMATE A BUSINESS COMBINATION, OR, IN THE EVENT WE DO NOT COMPLETE A BUSINESS COMBINATION WITHIN THE PERIOD PRESCRIBED BY THIS OFFERING, THE AMOUNT AVAILABLE TO OUR PUBLIC STOCKHOLDERS UPON OUR LIQUIDATION.

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

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and the option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of any shares issued to complete the business combination. Accordingly, our warrants and the option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and the option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and the option are exercised, you may experience dilution to your holdings.

IF OUR INITIAL STOCKHOLDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

Our initial stockholders are entitled to demand that we register the resale of the 2,958,333 shares of common stock they acquired prior to our initial public offering. Furthermore, they are entitled to demand the registration of the securities underlying the 333,334 units they purchased in the private placement at any time after we announce that we have entered a letter of intent, an agreement in principle or a definitive agreement in connection with a business combination. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 3,291,667 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

*     restrictions  on  the  nature  of  our  investments;  and

* restrictions on the issuance of securities, which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

*     registration  as  an  investment  company;

*     adoption  of  a  specific  form  of  corporate  structure;

* reporting, record keeping, voting, proxy, compliance and disclosure requirements; and

*     complying  with  other  rules  and  regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" (within the meaning of the Investment Company Act of 1940) with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of management, there is no litigation or administrative proceedings currently pending or contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

A definitive proxy statement was filed on December 4, 2007 proposing a series of matters to be voted upon by our shareholders. This special shareholder meeting was subsequently cancelled and no vote was held. No other matter has been submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of JKA common stock, warrants and units are currently quoted on the American Stock Exchange under the symbols JKA, JKA.WS and JKA.U, respectively. Each unit of JKA consists of one share of JKA common stock and two redeemable common stock purchase warrants. JKA warrants became separable from JKA common stock on May 11, 2006. Each warrant entitles the holder to purchase from JKA one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination or April 11, 2007. The JKA warrants will expire at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. Prior to April 11, 2006, there was no established public trading market for our common stock.

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

JKA does not currently have any authorized or outstanding equity compensation plans.


The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange for the year ended December 31, 2007 and 2006.

                                 Common Stock       Warrants           Units
      Quarter Ended              High     Low     High     Low     High     Low
      -------------              ----     ---     ----     ---     ----     ---

   March 31, 2007               $5.80     $5.58  $0.54    $0.37   $6.70    $6.20

   June 30, 2007                $5.89     $5.65  $0.85    $0.55   $7.40    $6.78

   September 30, 2007           $5.92     $5.70  $0.85    $0.17   $7.40    $5.95

   December 31, 2007            $6.05     $5.55  $0.42    $0.19   $6.55    $6.00

                                 Common Stock       Warrants           Units
      Quarter Ended              High     Low     High     Low     High     Low
      -------------              ----     ---     ----     ---     ----     ---

   June 30, 2006                $5.45     $5.31  $0.55    $0.32   $6.28    $6.02

   September 30, 2006           $5.65     $5.31  $0.46    $0.28   $6.35    $5.80

   December 31, 2006            $5.65     $5.40  $0.52    $0.24   $6.57    $5.89

HOLDERS

As of December 31, 2007, there were 2,132,094 holders of record of our units, 14,051,239 holders of record of our common stock and 22,185,812 holders of record of our warrants.

DIVIDENDS

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future, assuming we successfully complete a business combination, will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act:

On May 18, 2005, in connection with our organization, we issued 1,980,000 shares of our common stock to the parties set forth below for $24,750 in cash, at a purchase price of $0.0125 per share, as follows:

                                 NAME                       NUMBER OF SHARES
                                 ----                       ----------------

                            James P. Wilson                    1,089,000
                            Keith D. Spickelmier                 891,000

Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

On May 31, 2005, in connection with the organization, we issued an additional 270,000 shares of our common stock to the parties set forth below for $3,375 in cash, at a purchase price of $0.0125 per share, as follows:

                                 NAME                       NUMBER OF SHARES
                                 ----                       ----------------

                            James P. Wilson                       148,500
                            Keith D. Spickelmier                  121,500

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

On July 13, 2005, we issued 250,000 shares of our common stock to the parties set forth below for $3,125 in cash, at a purchase price of $0.0125 per share, as follows:

                                  NAME                       NUMBER OF SHARES
                                  ----                       ----------------

                            James P. Wilson                      137,500
                            Keith D. Spickelmier                 121,500

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

On April 10, 2006, in connection with our initial public offering, we sold 333,334 units (each unit consists of one share of common stock and two warrants) in a private placement to the parties set forth below for $2,000,004 in cash, at a purchase price of $6.00 per unit, as follows:

                                  NAME                       NUMBER  OF  UNITS
                                  ----                       -----------------

                            James P. Wilson                       183,334
                            Keith D. Spickelmier                  150,000

Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

USE OF PROCEEDS FROM OUR INITIAL PUBLIC OFFERING

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

In connection with the initial public offering, JK Acquisition committed to pay to the underwriters a non-accountable expense allowance equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of our initial public offering held in trust.

Our net proceeds from the sale of our units, including the exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately
$3,967,000,  were  approximately  $76,632,404.  Of  this amount, $76,532,404 was placed in trust and the remaining $100,000 was not placed in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) are available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

EQUITY  COMPENSATION  PLAN  INFORMATION

As  of  December  31,  2007,  we  had  no  equity  compensation plans in effect.

STOCK PRICE PERFORMANCE GRAPH

The table below compares the cumulative total return of our common stock from January 1, 2007 through December 31, 2007 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index). The graph plots the growth in value of an initial investment of $100 in each of our common stock and the Amex Composite Index and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown in the table is not necessarily indicative of future price performance.

                               AMEX Major
                  Date         Market Index     JKA

                1/3/2007      $ 100.00       $ 100.00
                1/31/2007     $ 100.39       $ 102.06
                2/28/2007     $  97.92       $ 101.34
                3/30/2007     $  99.12       $ 104.40
                4/30/2007     $ 104.59       $ 104.22
                5/31/2007     $ 107.68       $ 105.84
                6/29/2007     $ 107.27       $ 104.40
                7/31/2007     $ 105.51       $ 103.50
                8/31/2007     $ 107.40       $ 104.22
                9/28/2007     $ 112.07       $ 106.56
                10/31/2007    $ 114.43       $ 106.02
                11/30/2007    $ 110.61       $ 104.76
                12/31/2007    $ 109.55       $ 101.34

ITEM 6. SELECTED FINANCIAL DATA.

     The following is a summary of selected financial data of the Company for the year ended December 31, 2007, 2006, and the period from May 11, 2005 (inception) to December 31, 2005, which should be read in conjunction with the financial statements of the Company and the notes thereto:

                            SELECTED FINANCIAL DATA
INCOME STATEMENT DATA

                                                                     PERIOD FROM
                                                                    MAY 11, 2005
                                        YEAR ENDED    YEAR ENDED    (INCEPTION)
                                        DECEMBER 31,  DECEMBER 31,  TO DECEMBER
                                          2007          2006          31, 2005
                                        ----------------------------------------

Loss from operations                   $ (2,291,474)  $ (292,378)   $    (4,994)

Interest income                         $ 2,782,145   $1,994,845    $         -

Income (loss) before provision
  for income taxes                      $ 1,959,271     $437,463    $    (4,994)

Provision for income taxes             $     (8,335)    $ 14,027    $         -

Net Income                             $  1,967,606     $423,436    $    (4,994)

Basic weighted average number of
   common shares outstanding             16,516,667   12,605,609      2,783,316

Net income per share - basic                 $ 0.12      $ 0.003    $     (0.00)

Diluted weighted average number of
  common shares outstanding              20,135,356   14,212,584      2,783,316

Net income per share - diluted                $0.10       $ 0.03     $    (0.00)

BALANCE SHEET DATA

                                       DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                           2007           2006          2005
                                      ------------    -----------   ------------

Cash                                       $109,917     $220,104        $26,137

Investments held in trust               $80,402,166  $77,627,249        $     -

Total Assets                            $80,512,083  $78,637,200      $ 618,953


Total liabilities, including $15,928,705
 and 15,517,687 of common stock subject
 to possible redemption, respectively   $17,620,092  $31,470,031       $592,697

Total stockholder's equity              $62,891,991  $47,167,169        $26,256

Total Liabilities and Stockholders'
  equity                                $80,512,083  $78,637,200       $618,953

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On January 31, 2008, JK Acquisition Corp. ("JKA") announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot, LLC ("Multi-Shot") had been cancelled. JKA determined, and informed Multi-Shot, that the proposed merger would not receive the votes of JKA's stockholders required for approval. The Second Amended and Restated Agreement and Plan of Merger dated August 27, 2007 (the "Merger Agreement") expired on January 31, 2008 and the proposed merger with Multi-Shot was abandoned. The board of directors of JKA will continue to evaluate alternatives that may be in the best interests of JKA's stockholders, including the potential liquidation of JKA.

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

On April 17, 2006, we consummated our initial public offering of 13,225,000 units, including 1,725,000 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of May 11, 2006.

Our net proceeds from the sale of our units, including the exercise of the underwriters' over-allotment option, after deducting certain offering expenses of approximately $750,100 and underwriting discounts of approximately $3,967,000, were approximately $76,632,404. Of this amount, $76,532,404 was held in trust. The remaining proceeds of $100,000 not held in trust (plus up to $900,000 of interest earned on the proceeds held in trust) were available to be used by us for working capital purposes to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust account will not be sufficient to allow us to operate until April 2008, assuming that a business combination is not consummated during that time. In addition to the use of the $900,000 of interest earned on the proceeds held in trust to fund operating expenses, Messrs. Wilson and Spickelmier have advanced $825,000 to the company through December 31, 2007.

Commencing on April 10, 2006 and ending upon the acquisition of a target business or liquidation, we began incurring a fee of $7,500 per month for office space and certain administrative, technology and secretarial services from 4350 Management, LLC, an affiliate of James P. Wilson, our chairman of the board and chief executive officer. In addition, on May 18, 2005 and December 20, 2005, Messrs. Wilson and Spickelmier advanced an aggregate of $329,000 to us for payment of offering expenses on our behalf. These advances were repaid following our initial public offering from the proceeds of the offering.

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

RESULTS  OF  OPERATIONS

Comparison of Fiscal Year Ended December 31, 2007 to Fiscal Year Ended December 31, 2006

For  the  fiscal  year ended December 31, 2007, we had net income of $1,967,606.
For the year ended December 31, 2006, we had net income of $423,436. For the fiscal year ended December 31, 2007, we incurred $462,848 of general and administrative expenses, a gain of $1,468,600 on derivative liabilities of the Company's warrants as a result of the change in valuation of the derivative liabilities (see Notes to the Financial Statements for more information) and interest income on the trust fund investments of $2,782,145, as compared to the year ended December 31, 2006 when we incurred $292,378 of general and administrative expenses, a loss of $1,265,004 on derivative liabilities of the Company's warrants as a result of the change in valuation of the derivative liabilities (see Notes to the Financial Statements for more information) and by interest income on the trust fund investments of $1,994,845.

Comparison of Fiscal Year Ended December 31, 2006 with Period from Inception to December 31, 2005

For the fiscal year ended December 31, 2006, we had net income of $423,436. For the period from May 11, 2005 (our date of inception) to December 31, 2005, we had a net loss of $4,994. For the fiscal year ended December 31, 2006, we incurred $292,378 of general and administrative expenses, a loss of $1,265,004 on derivative liabilities of the Company's warrants as a result of the change in valuation of the derivative liabilities (see Notes to the Financial Statements for more information) and $14,027 of income tax expense, offset by interest income on the trust fund investments of $1,994,845, as compared to the period from May 11, 2005 to December 31, 2005 when we incurred only $4,994 of general and administrative expenses in connection with our formation.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

We are currently contemplating liquidation. If we liquidate, the per-share liquidation may be less than $6.08 because of our general and administrative expenses and the costs of seeking a business combination. Additionally, if third parties make claims against us, the offering proceeds held in the trust account could be subject to those claims, resulting in a further reduction to the per-share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a business combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. "government securities," defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to our financial statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," a material weakness was identified in our internal control over financial reporting as of December 31, 2007, relating to our lack of segregation of duties. Based on the evaluation described above, our Chief Executive Officer, Chairman of the Board of Directors and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer) all roles of which are performed by one individual, concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's  Report  on  Internal  Control  over  Financial  Reporting

Effective June 30, 2007, we met the definition of "accelerated filer," as described by Rule 12b-2 of the Exchange Act. As an accelerated filer, we are required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting for the year ended December 31, 2007. Management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal controls over financial reporting as of December 31, 2007:

Deficiencies  in  the  Segregation  of  Duties.

The role and duties of Chief Executive Officer, Chairman of the Board of Directors, Secretary ,Principal Financial and Accounting Officer are held and performed by one individual who is actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. Furthermore, that individual has wide-spread access to create and post entries in the Company's financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

Based on the material weakness described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2007, was not effective.

The Company's independent registered public accounting firm, Malone & Bailey, PC, has issued an attestation report on the Company's internal control over financial reporting siting such material weakness. That report appears elsewhere in this Form 10-K
..
Changes  in  Internal  Control  over  Financial  Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

     NAME               AGE     POSITION
     ----               ---     --------

James P. Wilson          49     Chairman of the Board, Chief Executive Officer
                                and Secretary

Keith D. Spickelmier     46     President and Director

Herbert C. Williamson    58     Director

James P. Wilson has been our Chairman of the Board, Chief Executive Officer and Secretary since our inception. Mr. Wilson is a Managing Partner of RSTW
Partners, a private debt and equity firm he co-founded in 1990. RSTW Partners raised a series of three private equity funds totaling $871.5 million in capital. RSTW Partners invested in 55 private debt and equity transactions in middle market companies across the United States. Prior to co-founding RSTW Partners, Mr. Wilson was a vice president of the First Texas Merchant Banking Group, (August 1987 - December 1989) a private subordinated debt investment group. Mr. Wilson began his career in 1981 as a Certified Public Accountant with the national accounting firm of Arthur Young & Co (now Ernst & Young). Mr. Wilson holds a B.B.A. in accounting from Texas A&M University.

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

Herbert C. Williamson became a Director of the Company on May 31, 2005. He has served on the board of Mission Resources Corp. since November of 2002 and the board of Westside Energy Corp. since March 2005. From April 1997 to February 2002, Mr. Williamson served as director of Pure Resources, Inc. and its predecessor. From September 2000 through March 2003, he was also a director of Southwest Royalties, Inc. Since 1996, Mr. Williamson has also served as a director of Merlon Petroleum Company, a private oil and gas company engaged in exploration and production in East Texas and Egypt. From April 1985 through April 1995, Mr. Williamson served as vice chairman and executive vice president for Parker & Parsley Petroleum Company, now Pioneer Natural Resources Company, and from October 1998 to April 1999, he served as chief financial officer with Seven Seas Petroleum. From April 1995 through May 1999, Mr. Williamson was an investment banker with Petrie Parkman & Company and prior to that he was a director in the Energy Group at CS First Boston. Mr. Williamson currently serves as a Colonel in the U.S. Army Reserve. Mr. Williamson earned a bachelor of arts degree from Ohio Wesleyan University and a master of business administration from Harvard University.

Our  board  of directors has three directors. The directors, consisting of James
P. Wilson, Keith D. Spickelmier and Herbert C. Williamson, will serve until the next annual meeting of stockholders and until their successors are elected and qualified. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

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

To our knowledge, based solely upon our review of the copes of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

AUDIT COMMITTEE

Our audit committee consists of Mr. Williamson. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the SEC. Each member of our audit committee will be financially literate, and our board of directors has determined that Mr. Williamson qualifies as an "audit committee financial expert", as such term is defined by SEC rules.

The audit committee will review the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee will also recommend the firm selected to be our independent registered public accounting firm, review and approve the scope of the annual audit, review and evaluate with the independent public accounting firm our annual audit and annual consolidated financial statements, review with management the status of internal accounting controls, evaluate problem areas having a potential financial impact on us that may be brought to the committee's attention by management, the independent registered public accounting firm or the board of directors, and evaluate all of our public financial reporting documents.

CODE OF ETHICS

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of the JKA Code of Ethics and any amendments thereto is available at www.jkacq.com.
                                             -------------

ITEM  11.       EXECUTIVE  COMPENSATION

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

Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed "independent," we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2008, by:

* each person known by JKA to be the beneficial owner of more than 5% of its outstanding shares of common stock based solely upon the amounts and percentages as are contained in the public filings of such persons as of February 21, 2008;

*     each  of  JKA's  officers  and  directors;  and

*     all  of  JKA's  officers  and  directors  as  a  group.

Unless otherwise indicated, JKA believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Based solely upon information contained in public filings, as of February 21, 2008, the following stockholders beneficially own greater than five (5%) percent of JKA's issued and outstanding common stock as such amounts and percentages (based on 16,516,667 shares outstanding on November 20, 2006) are reflected in the public filings of such stockholder:

                                                       AMOUNT
                                                     AND NATURE      PERCENTAGE
                                                   OF BENEFICIAL  OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER (1)             OWNERSHIP      COMMON STOCK
                                                    ----------     -------------

James P. Wilson (2)(4)                               1,781,130      10.78%
Keith D. Spickelmier (3)(4)                          1,457,287       8.79%
Herbert C. Williamson II (4)                            26,625         *
Weiss Capital (5)                                    4,029,913      24.40%
Staley Capital Advisers, Inc. (6)                    1,716,000      10.30%
HBK Investments L.P. (7)                               981,740       5.94%
D.B. Zwirn & Co, L.P. (8)                            1,395,685       8.45%
STRS Ohio (9)                                        1,100,000       6.66%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
  ( 3 INDIVIDUALS)                                   3,265,042      19.77%
__________
*     Less than one percent.

(1) Unless otherwise indicated, the business address of each of the individuals is 4400 Post Oak Parkway, Suite 2530, Houston, Texas 77027.

(2) Mr. Wilson is our Chairman of the Board and Chief Executive Officer. Mr. Wilson also owns 366,668 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by JKA and (ii) April 10, 2007, and will expire on April 10, 2010.

(3) Mr. Spickelmier is our President and Secretary. Mr. Spickelmier also owns 300,000 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by JKA and (ii) April 10, 2007, and will expire on April 10, 2010.

(4)     Each  of  these  individuals  is  a  director.

(5) Based upon information contained in the Schedule 13D filed by Weiss Asset Management, LLC, Weiss Capital, LLC, Andrew M. Weiss on February 8, 2008. 2,670,024 Shares, representing approximately 16.2% of the outstanding shares of the Issuer, are held by BIP. Weiss Asset Management, LLC is the General Partner of BIP. Mr. Weiss is the Managing Member of Weiss Asset Management, LLC and in such capacity has the power to vote and dispose of such Shares. 1,359,889 Shares, representing approximately 8.2% of the outstanding shares of the Issuer, are held by BGO. Weiss Capital, LLC is the Investment Manager of BGO. Mr. Weiss is the Managing Member of Weiss Capital, LLC and in such capacity has the power to vote and dispose of such Shares.

(6) Based upon information contained in the Form SC 13GA filed by Staley Capital Advisers, Inc. on February 5, 2008.

(7) Based on information contained in the Schedule 13G (as amended) filed by HBK Investments L.P. February 8, 2008.

(8) Based upon information contained in the Schedule 13F filed on December 31, 2007. by D.B. Zwirn & Co., L.P.

(9) Based uon information contained in the Form SC 13GA filed by STRS Ohio on January 25, 2008.

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

The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to this offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following this offering.

In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and our special advisors, have agreed to vote all of the shares of common stock owned by them, including shares they may acquire in the private placement or during or after the offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders. Accordingly, they will not be entitled to exercise the conversion rights available to public stockholders who vote against a business combination.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since our inception, we have issued 2,958,333 shares of our common stock to the parties set forth below for $31,250 in cash, at an average purchase price of $0.010563 per share, as follows:

NAME                       NUMBER OF SHARES        RELATIONSHIP TO US
----                         ------------          ------------------
James P. Wilson              1,597,796             Chairman of the Board, Chief
                                                   Executive Officer and
                                                   Secretary

Keith D. Spickelmier         1,307,287             President and Director

Herbert C. Williamson           26,625             Director

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On April 10, 2006, the board of directors approved and declared the issuance of a stock dividend of 0.183333 shares of common stock on each share of common stock currently issued and outstanding, after which the existing stockholders held, in the aggregate, 2,958,333 shares. The stock dividend was paid prior to the private placement.

Mr. Wilson and Mr. Spickelmier have purchased in the aggregate 333,334 units in a private placement immediately prior to this offering at a price equal to the price of our initial public offering, $6.00 per unit. The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to this offering, and the 333,334 shares included in the units they have purchased in the private placement, therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following this offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after this offering, in accordance with the majority of the shares of common stock voted by the public stockholders.

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

However, this arrangement is solely for our benefit and is not intended to provide James P. Wilson compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Houston, Texas area, that the fee charged by 4350 Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, if our directors are not deemed "independent," we will not have had the benefit of disinterested directors approving this transaction.

James P. Wilson and Keith D. Spickelmier advanced a total of $329,000, on a non-interest bearing basis, to us in order to cover expenses related to this offering. These advances were repaid from the proceeds of the initial public offering.

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

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested ''independent'' directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us.

DIRECTOR INDEPENDENCE

     Our common stock is listed for trading on the American Stock Exchange (the "AMEX"). Accordingly, we use the standards established by the AMEX for determining whether or not each of our directors is "independent." We have determined that currently Herbert C. Williamson is an "independent" director in accordance with the AMEX independence standards, and that James P. Wilson, and Keith D. Spickelmier are not. The AMEX rules generally require that a listed company's Board of Directors be composed of a majority of independent directors. As a consequence, we do not presently comply with the AMEX rules in this regard.

     Moreover, the AMEX rules generally require that a listed company's Audit Committee be composed of at least three members, each of whom must be independent. Currently, Mr. Williamson is the only member of our Audit Committee. As a consequence, we do not presently comply with the AMEX rules in this regard either.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     During the fiscal year ended December 31, 2006 and 2007, we paid, or expect to pay, our principal accountant $25,200 and $37,020, respectively for the services they performed throughout the year, including the yearend audit, the quarters and consents on other SEC filings.

Audit-Related Fees

     During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

     During 2006 and 2007, we paid our principal accountant $1,200 and $850, respectively.

All Other Fees

     During 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

     Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

     3. TAX services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

(a)     The following documents are filed as a part of this Report:

1.     FINANCIAL STATEMENTS:

          Index to Financial Statements and Schedules

          Report of Independent Registered Public Accounting Firm

          Balance Sheets as of December 31, 2007 and December 31, 2006

          Statement of Operations-Period from Year ended December 31, 2007, December 31, 2006, Period from May 11, 2005 (Inception) to December 31, 2005 and Period from May 11, 2005 (Inception) to December 31, 2007

          Statement of Stockholders' Equity-Period-Year ended December 31, 2007, December 31, 2006 and Period from May 11, 2005 (Inception) to December 31, 2005 and Period from May 11, 2005 (Inception) to December 31, 2007

          Statement of Cash Flows-Year ended December 31, 2007, December 31, 2006 and Period from May 11, 2005 (Inception) to December 31, 2005 and Period from May 11, 2005 (Inception) to December 31, 2007

          Notes to Financial Statements

2.     FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.     EXHIBITS:

EXHIBIT NO.     DESCRIPTION
-----------     -----------
1.1     Form of Underwriting Agreement.*

1.2     Form of Selected Dealers Agreement.*

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

10.10 Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.11 Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*

10.12 Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*

10.13 Advance Agreement between the Registrant and Keith D. Spickelmier, dated December 20, 2005.*

31.1    Sarbanes Oxley Section 302 Certifications**

32.1    Sarbanes Oxley Section 906 Certifications**

24      Power of Attorney.*

99.1    Audit Committee Charter*

99.2     Code of Ethics*

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)

**     Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 31st day of March 2008.

                                             JK ACQUISITION CORP.

                                             By:  /s/ James P. Wilson
                                                  -------------------
                                                  James P. Wilson
                                                  Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

               NAME                       POSITION                DATE
               ----                       --------                ----
By: /s/ James P. Wilson       Chief Executive Officer,           March 31, 2008
    JAMES P. WILSON           Chairman of the Board
                              of Directors and Secretary
                              (Principal Executive Officer)
                              (Principal Financial
                              and Accounting Officer)

By: /s/ Keith D. Spickelmier  President and Director             March 31, 2008
    KEITH D. SPICKELMIER

By: /s/ Herbert C. Williamson  Director                          March 31, 2008
   HERBERT C. WILLIAMSON

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2
BALANCE SHEET                                                            F-4
STATEMENT OF OPERATIONS                                                  F-5
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                             F-6
STATEMENT OF CASH FLOWS                                                  F-7
NOTES TO FINANCIAL STATEMENTS                                            F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To  the  Board  of  Directors
JK Acquisition Corp.
(A Development Stage Company)
Houston,  Texas

We have audited JK Acquisition Corp.'s. (A Development Stage Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). JK Acquisition Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of JK Acquisition Corp.'s internal control over financial reporting based upon our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified at December 31, 2007 and included in management's assessment:

Deficiencies in the Segregation of Duties. The role and duties of Chief Executive Officer, Chairman of the Board of Directors, Secretary ,Principal Financial and Accounting Officer are held and performed by one individual who is actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. Furthermore, that individual has wide-spread access to create and post entries in the Company's financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2007, and this report does not affect our report dated March 28, 2008 on those financial statements.

In our opinion, because of the effects of the material weakness described above on the achievement of the criteria established in Internal Control-Integrated Framework issued by COSO, JK Acquisition Corp. did not maintain effective internal control over financial reporting as of December 31, 2007.

/s/ Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 28, 2008

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
JK Acquisition Corp.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheets of JK Acqusition Corp. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007, the period from May 11, 2005 (inception) to December 31, 2005 and the period from May 11, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JK Acquisition Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company did not consumate its planned merger and has current liabilities in excess of its available cash. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) JK Acquisition Corp.'s internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2008 expressed an adverse opinion on the effectiveness of JK Acquisition Corp.'s internal control over financial reporting.

/s/ Malone & Bailey, PC

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

March 28, 2008

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006


                                                     2007               2006

                                     ASSETS

Current assets:

Cash                                          $     109,917       $     220,104
Deferred tax asset                                        -               1,613
Trust Fund                                       80,402,166                   -
                                              -------------       -------------
Total current assets                             80,512,083             221,717

Trust fund                                               -           77,627,249
Deferred offering costs                                  -                    -
Deferred transaction costs                               -              788,234
                                              ------------        -------------
           Total Assets                       $  80,512,083       $  78,637,200
                                              ============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses         $     866,387     $       299,870
Federal income tax payable                                -              15,640
Derivative liabilities                                    -          15,636,834
Advances payable                                    825,000                   -
                                               ------------      --------------
         Total Liabilities                        1,691,387          15,952,344

Common stock subject to redemption,
   2,710,311 shares                              15,928,705          15,517,687

Stockholders' equity:

Preferred stock, $0.0001 par value,
  1,000,000 shares authorized, none issued
  and outstanding                                         -                   -
Common stock, $0.0001 par value, 50,000,000
  shares authorized, 16,516,667 shares issued
  and outstanding at December 31, 2007 and
  December 31, 2006, respectively (including
  2,710,311 and 2,710,311 shares subject to
  redemption, respectively)                           1,652               1,652
Paid-in capital                                  60,504,291          46,747,075
Earnings accumulated during the development
  stage                                           2,386,048             418,442
                                              -------------     ---------------
           Total Stockholders' Equity            62,891,991          47,167,169
                                              -------------     ---------------
Total Liabilities and Stockholders' Equity   $   80,512,083          78,637,200
                                             ==============     ===============

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006,
         PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2007


                         Year         Year         Period from      Period from
                         Ended        Ended       Inception to     Inception to
                     December 31,   December 31,    December 31,    December 31,
                         2007          2006            2005             2007

Operating expenses:

General &
  administrative    $    462,848     $   292,378    $     4,994  $      760,220
Impairment of deferred
  transaction costs    1,828,626                                      1,828,626
                       --------------------------------------------------------
Operating loss        (2,291,474)       (292,378)        (4,994)     (2,588,846)

Other income (expense):

Interest income        2,782,145       1,994,845              -       4,776,990
Gain (loss) on
 derivative
 liabilities           1,468,600      (1,265,004)             -         203,596
                       --------------------------------------------------------
Total other income     4,250,745         729,841              -       4,980,586


Net income (loss)
before income taxes    1,959,271         437,463         (4,994)      2,391,740
Income tax expense
  (benefit)               (8,335)         14,027              -           5,692
                       --------------------------------------------------------
Net income (loss)    $ 1,967,606     $   423,436    $    (4,994)    $ 2,386,048
                       ========================================================

Earnings (loss) per share:

Basic                $      0.12     $      0.03    $      0.00

Diluted              $      0.10     $      0.03    $      0.00

Weighted average number of
common shares outstanding:

Basic                 16,516,667      12,605,609      2,783,316

Diluted               20,135,356      14,212,584      2,783,316

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 YEAR ENDED DECEMBER 31, 2007 AND 2006 AND THE
         PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                                             EARNINGS
                                                             (DEFICIT)
                                                            ACCUMULATED
                                               ADDITIONAL   DURING THE
                            COMMON STOCK       PAID-IN      DEVELOPMENT
                         SHARES     AMOUNT     CAPITAL        STAGE     TOTAL
                         ------     ------     -------      ----------- -----

Stock issued for cash   2,958,333 $    296    $  30,954             $   30,954
Net loss                                                 $ (4,994)      (4,994)
                        -------------------------------------------------------

Balance at December 31,
  2005                  2,958,333      296       30,954    (4,994)  $   26,256
Stock issued for cash,
 net of offering costs 13,558,334    1,356   76,605,538             76,606,894
Derivative Liability                        (14,371,830)           (14,371,380)
Proceeds subject to
 redemption                                 (15,299,099)           (15,299,099)
Sale of underwriter
 option                                             100                    100
Increase in value of
 common stock subject
 to redemption                                 (218,588)              (218,588)
Net income                                                 423,436     423,436
                        -------------------------------------------------------
Balance at December 31,
 2006                  16,516,667 $  1,652 $ 46,747,075  $ 418,442 $47,167,169
Change in value of
 derivative liability                        14,168,234             14,168,234
Increase in value of
 comon stock subject
 to redemption                                 (411,018)              (411,018)
Net Income                                               1,967,606   1,967,606
                        ------------------------------------------------------
Balance at December 31,
 2007                 16,516,667  $  1,652 $ 60,504,291$ 2,386,048 $62,891,991
                        ======================================================

     See summary of significant accounting policies and notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              YEAR ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006,
         PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2005 AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2007

                              Year        Year        Period from    Period from
                             Ended        Ended       Inception to  Inception to
                         December 31,  December 31,   December 31,  December 31,
                             2007         2006          2005           2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)       $  1,967,606  $   423,436    $    (4,994)   $ 2,386,048
Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
   Investment income      (2,782,145)  (1,994,845)             -     (4,776,990)
   Loss (Gain) on
    derivative
    liabilities           (1,468,600)   1,265,004              -       (203,596)

Change in:
Deferred tax asset             1,613       (1,613)             -              -
Accrued liabilities and
  accounts payable           566,517      299,870              -        866,387
Federal Income Tax Payable   (15,640)      15,640              -              -
                          -----------------------------------------------------

Net cash provided by
 (used) in operating
 activities               (1,730,649        7,492         (4,994)    (1,728,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs   788,234     (788,234)             -              -
Payment to trust account           -  (76,532,404)             -    (76,532,404)
Disbursements from trust
 account                       7,228      900,000              -        907,228
                          -----------------------------------------------------
Net cash used in investing
 activities                  795,462  (76,420,638)             -    (75,625,176)


CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public
 offering                          -   79,350,000              -     79,350,000
Gross proceeds from private
 placement                         -    2,000,004              -      2,000,004
Proceeds from sale of stock        -                      31,250         31,250
Proceeds from sale of
 underwriter option                -          100              -            100
Proceeds from advances
 from stockholders           825,000            -        329,000      1,154,000
Payments on advances from
 stockholders                      -     (329,000)             -       (329,000)
Cash paid for offering
 costs                             -   (4,413,991)      (329,119)    (4,743,110)
                          -----------------------------------------------------
Net cash provided by
 financing activities        825,000   76,607,113         31,131     77,463,244
                          -----------------------------------------------------
Net change in cash          (110,187)     193,967         26,137        109,917
Cash at beginning of
 period                      220,104       26,137              -              -
                          -----------------------------------------------------
Cash at end of period     $  109,917  $   220,104    $    26,137     $  109,917
                          =====================================================

Supplemental disclosures:
 Cash paid for interest   $        -  $         -    $         -     $        -
Cash paid for income taxes     7,228            -              -          7,228

Non-cash transactions:
Common stock subject
 to redemption                     -   15,299,099              -     15,299,099
Increase in value of
 common stock subject
 to redemption               411,018      218,588              -        629,606
Derivative liabilities   (15,636,834)  15,636,834              -              -

                       See notes to financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") was incorporated in Delaware on May 11, 2005 for the purpose of acquiring an operating business. JK Acquisition's year end is December 31.

DEVELOPMENT  STAGE  COMPANY

JK Acquisition Corp. has had no operations since inception and is a development stage company.

USE  OF  ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

CASH  AND  EQUIVALENTS

JK Acquisition considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INVESTMENT  SECURITIES

Investment securities in the trust fund are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. Investment securities are invested in non-taxable U.S. Treasury securities.

DEFERRED  OFFERING  COSTS

Certain costs associated with the proposed initial public offering of $592,816 were deferred as of December 31, 2005 until the offering was effective in April 2006. The deferred offering costs were charged to equity against the proceeds raised.

DEFERRED  ACQUISITION  COSTS

Deferred acquisition costs consist primarily of accounting fees, legal fees, due diligence fees and other fees incurred through the balance sheet date that are related to the proposed merger discussed in Note 9. Due to the uncertainty of the proposed merger, the deferred acquisition costs were written off to impairment expense during the quarter ended June 30, 2007, and deferred acquisition costs incurred during the six months ended December 31, 2007 were expensed as impaired costs.

INCOME  TAXES

JK Acquisition recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. JK Acquisition provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. As of December 31,2007 the Company had a net operarting loss carryforward of approximately $2,291,474 which expires in 2027.

The provision for income taxes for the year ended December 31, 2007 of $(8,335) was comprised of:

                 Current  U.S.  federal  income tax expense         $ 77
                 Deferred U.S. federal income tax benefit         (8,412)
                                                                  -------
                 Total  tax  expense                              (8,335)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income for the reasons set forth below:

                                           Year  Ended          Year  Ended
                                        December  31,  2007  December  31,  2006

  Tax  at  Statutory  Rate                   $ 666,152           $ 148,736
  Tax Effected Permanent Differences
  Unrealized  loss(gain)  on  derivatives     (499,324)            430,101
  Non-taxable investment income               (945,929)           (554,164)
  Valuation Allowance                          779,101                   -
  Other                                         (8,335)            (10,646)
  Total  Tax  Expense                        $  (8,335)          $  14,027

Deferred tax assets as of December 31, 2007 and 2006 consisted of the following:

                                             Year  Ended         Year  Ended
                                        December  31,  2007  December  31,  2006

   Amortization  of  Organization Costs $            -           $    1,613
   Net Operating Loss Carryforward             779,101                    -
   Less: Valuation Allowance                  (779,101)                   -
   Total Deferred Tax Assets            $            -           $    1,613

BASIC  AND  DILUTED  NET  INCOME  (  LOSS)  PER  SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into commons shares or resulted in the issuance of common share that then shared in the earnings. A reconciliation of earnings per share used for the basic and diluted earnings per share computations is as follows for the year ended December 31, 2007:

Weighted  average  common shares outstanding-basic 16,516,667
Effect of dilutive securities-  warrants            3,618,689
                                                   ----------
Weighted  average  common  shares outstanding
   -  diluted                                      20,135,356
                                                   ==========

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

JK Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE  2  -  INITIAL  PUBLIC  OFFERING

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

In connection with the initial public offering, JK Acquisition has committed to pay to the underwriters a non-accountable expense allowance equal to 5% of the gross offering proceeds upon the consummation of the initial public offering. The underwriters have agreed to defer approximately $1,552,500 attributable to their non-accountable expense allowance (equal to 2.25% of the gross proceeds of the offering) until the consummation of a business combination. Upon the consummation of a business combination, JK Acquisition will pay such deferred non-accountable expense allowance to the underwriters out of the proceeds of our initial public offering held in trust. The underwriters will not receive any of the $1,552,500 attributable to their non-accountable expense if a business combination is not completed and the trust is liquidated.

At the time JK Acquisition seeks stockholder approval of any business combination, the Company will offer each public stockholder the right to have such stockholder's shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in our initial public offering. JK Acquisition will not complete any business combination if public stockholders, owning an aggregate of 20% or more of the shares sold in its initial public offering and purchased in the private placement both vote against a business combination and exercise their conversion rights. The liability for stock subject to redemption in the accompanying financial statements represents the potential conversion price for 19.99% of the outstanding shares.

NOTE  3  -  ADVANCES  FROM  SHAREHOLDERS

On May 18, 2005 and December 20, 2005, JK Acquisition received an aggregate of $329,000 as advances for expenses from two shareholders. These advances did not bear any interest and were repaid from the proceeds of the Company's initial public offering.

On  May  23,  2007,  June 14, 2007, July 19, 2007, September 6, 2007, October 9,
2007 and December 29, 2007, JK Acquisition received an aggregate of $825,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances funded JK Acquisition's ongoing continuing operating expenses. Under the terms of the advances, JK Acquisition will: (i) pay no interest and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event JK Acquisition fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then JK Acquisition shall not be required to repay the advances. The two shareholders who advanced such funds, have waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described herein above.

NOTE  4  -  DERIVATIVE  LIABILITY

On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the Warrant Agreement, dated as of April 10, 2006 (the ''Warrant Agreement'') by and between JK Acquisition and Continental Stock Transfer & Trust Company, as Warrant Agent. The Warrant Clarification Agreement clarified, consistent with the terms of the Warrant Agreement and the disclosure contained in JK Acquisition's Prospectus, dated April 11, 2006, that if JK Acquisition is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would JK Acquisition be obligated to pay cash or other consideration to the holders of warrants or otherwise ''net-cash settle'' any warrant exercise. As of January 10, 2007, JK Acquisition determined that net cash settlement of the warrants could no longer be required; therefore, the warrants should not be treated as derivative liabilities. The fair value of these warrants was marked to market on January 10, 2007 and a derivative gain was recorded. The balance of the derivative liability was then recorded as a contribution to paid-in capital on that date. The fair value of the warrants as of January 10, 2007 was determined by the trading value of the securities on that date.

Gain on derivative liability reported in the accompanying statement of operations through January 10, 2007 resulting from the change in valuation of the derivative liability related to these warrants was $1,468,600 for the year ended December 31, 2007. Loss on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,265,004 for the year ended December 31, 2006.

NOTE  5  -  TRUST  FUND

The Trust Fund is classified as a current asset at December 31, 2007 due to the termination of the proposed merger as described in Note 9.

NOTE  6-  EQUITY

On April 10, 2006, JK Acquisition declared a stock dividend of 0.1833332 shares for each share outstanding. After the stock dividend, there were 2,958,333 shares outstanding. All transactions and disclosures in the financial statements related to the Company's common stock, have been adjusted to reflect the results of the stock dividend.

On April 10, 2006, JK Acquisition sold 333,334 shares of common stock to two existing shareholders for $2,000,004 in a private placement.

NOTE  7  -  STOCK  OPTION

On April 17, 2006, JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter's Purchase Option ("UPO") is exercisable at $7.50 per unit at the later of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO will have a life of four years from the effective date.

Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires all derivatives to be recorded on the balance sheet at fair value. Furthermore, paragraph 11(a) of SFAS No. 133 precludes contracts issued or held by a reporting entity that are both (1) indexed to its own stock and (2) classified as stockholders' equity in its statement of financial position from being treated as derivative instruments. We have determined that the option to purchase 700,000 units, each unit consisting of one warrant and one share of common stock, is a derivative that also contains an embedded derivative. The option to purchase 700,000 shares of common stock and the warrant to purchase an additional 1,400,000 shares, the latter being the embedded derivative, are separately valued and accounted for on JK Acquisition's balance sheet. While the warrant to purchase the additional 1,400,000 shares is indexed to JK Acquisition's common stock, the fact that the shares underlying the warrants require future registration in accordance with the warrant agreement, requires JK Acquisition to classify these instruments as a liability in accordance with EITF 00-19, paragraph 14.

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

On January 10, 2007, JK Acquisition entered into a Warrant Clarification Agreement to clarify the terms of the warrants. The Warrant Clarification
Agreement clarified that if JK Acquisition is unable to deliver securities pursuant to the exercise of a warrant because a registration statement under the Securities Act of 1933, as amended, with respect to the common stock is not effective, then in no event would JK Acquisition be obligated to pay cash or other consideration to the holders of warrants or otherwise ''net-cash settle'' any warrant exercise. Accordingly, in the first quarter of 2007, JK Acquisition reversed the derivative liability on the balance sheet as of December 31, 2006.

Loss on derivative liability reported in the accompanying statement of operations resulting from the change in valuation of the derivative liability related to these warrants was $1,265,004 for the year ended December 31, 2006.

The pricing model JK Acquisition uses for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management's judgment and may impact net income.

In particular, JK Acquisition uses volatility rates based upon a sample of comparable companies in its industry, special purpose acquisition corporations. At the time a company to be acquired has been identified and agreements to acquire are in place, the volatility rates will be based on comparable companies to the acquired company. JK Acquisition uses a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on JK Acquisition's balance sheet. The volatility for the calculation of the embedded derivatives was approximated at 38.6%.

NOTE  8  -  RELATED  PARTY  TRANSACTION

JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition's chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the year ended December 31, 2007, $90,000 has been expensed for the administrative fee.

NOTE  9-SUBSEQUENT  EVENTS,  TERMINATION  OF  PROPOSED  MERGER AND GOING CONCERN

On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the board of directors is evaluating alternatives to return to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes, if any) and alternatives for preserving value for stockholders. One alternative for preserving value for stockholders that is presently under consideration is the continuation of the Company as a corporate entity (rather than dissolution) and the pursuit of an acquisition of one or more operating companies in one or more industries not now identified.

Because of the abandonment of the merger discussed above, the Company's current cash position of approximately $109,917 and outstanding payables and accruals of $1,691,387, there is substantial doubt about the Company's ability to continue as a going concern. . The accompanying financial statements have been prepared assumingA the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.