Form 10-Q
period 2008-03-31
JK Acquisition Corp.
filed 2008-05-12
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                 (713) 978-7557
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [x]   No [ ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of May 8, 2008, 16,516,667 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                              JK ACQUISITION CORP.
                               TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                1

Balance Sheets (Unaudited)                                                  1

Statements ofOperations (Unaudited)                                         2

Statements of Cash Flows (Unaudited)                                        3

Notes to Unaudited Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   6

Item 3. Quantitative and Qualitative Disclosures about Market Risk          7

Item 4. Controls and Procedures                                             7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   8

Item 5. Other Information                                                   8

Item 6. Exhibits                                                            8

SIGNATURES..................................................................9

INDEX TO EXHIBITS                                                          10

Certification Pursuant to Section 302

Certification Pursuant to Section 302

Certification Pursuant to Section 906

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
                                  (UNAUDITED)

                                                     March 31,     December 31,
                                                       2008            2007

ASSETS

Current assets:
Cash                                                 $     53,972  $    109,917
Trust fund                                             80,974,707    80,402,166
                                                     --------------------------

Total current assets                                   81,028,679    80,512,083
                                                     --------------------------
           Total Assets                              $ 81,028,679  $ 80,512,083
                                                     ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                $   873,215   $   866,387
Advances from Shareholders                               825,000       825,000
                                                     -------------------------

  Total Current Liabilities                            1,698,215     1,691,387

Commitments and Contingencies:
Liquidation of trust fund                             80,974,707             -
Common stock subject to redemption, 2,710,311 shares           -    15,928,705
                                                      ------------------------

     Total Commitments and Contingencies              80,974,707    15,928,705
                                                      ------------------------

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000
   shares authorized, none issued and outstanding              -             -
Common stock, $0.0001 par value, 50,000,000 shares
   authorized, 16,516,667 shares issued and
   outstanding at March 31,2008 and December 31,
   2007 (including 2,710,311 shares subject to
   redemption at December 31, 2007)                       1,652          1,652
Paid-in capital                                      (4,541,711)    60,504,291
Earnings accumulated during the development stage     2,895,816      2,386,048
                                                     -------------------------
      Total Stockholders' Equity                     (1,644,243)    62,891,991
                                                     -------------------------
Total Liabilities and Stockholders' Equity         $ 81,028,679   $ 80,512,083
                                                   ===========================

                      See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                      AND
             PERIOD FROM MAY 11, 2005 (INCEPTION) TO MARCH 31, 2008
                                  (UNAUDITED)

                                                                    Period from
                                                                    Inception to
                                    Three Months Ended March 31,     March 31,
                                       2008             2007            2008

Operating Expenses:
General & administrative            $     62,773     $  64,944      $  822,993
Impairment of deferred transaction
   costs                                       -             -       1,828,626
                                    ------------------------------------------
Operating Loss                            62,773        64,944       2,651,619


Other income:
Interest income                          572,541       668,538       5,349,531
Gain on derivative liabilities                 -     1,468,600         203,596
                                    ------------------------------------------
Total other income                       572,541     2,137,138       5,553,127


Net income before income tax expense     509,768     2,072,194       2,901,508
                                    ------------------------------------------
Income tax expense                             -             -           5,692
                                    ------------------------------------------
Net income                          $    509,768   $ 2,072,194     $ 2,895,816
                                    ==========================================

Net income per share
Basic                               $       0.03   $      0.13
                                    ==========================

Diluted                             $       0.03   $      0.11
                                    ==========================

Weighted average number of common
   shares outstanding:
Basic                                 16,516,667    16,516,667
                                    ==========================

Diluted                               20,165,053    19,711,246
                                    ==========================

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND
             PERIOD FROM MAY 11, 2005 (INCEPTION) TO MARCH 31, 2008
                                  (UNAUDITED)

                                                                   Period from
                                                                   Inception to
                                  Three Months Ended March 31,       March 31,
                                         2008          2007            2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                        $     509,768   $  2,072,194     $  2,895,816
Adjustments to reconcile net
  income to net cash used in
  operating activities:
Investment income                      (572,541)      (668,538)      (5,349,531)
Gain on derivative liabilities                -     (1,468,600)        (203,596)
Change in:
  Accrued liabilities and accounts
    payable                               6,828         63,217          873,215
                                   --------------------------------------------
Net cash used  in operating
  activities                            (55,945)        (1,727)      (1,784,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs                    -        (90,862)               -
Payment to trust account                      -              -      (76,532,404)
Disbursements from trust account              -              -          907,228
                                   --------------------------------------------
Net cash used in investing activities         -        (90,862)     (75,625,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public offering           -              -       79,350,000
Gross proceeds from private placement         -              -        2,000,004
Proceeds from sale of stock                   -              -           31,250
Proceeds from sale of underwriter
  option                                      -              -              100
Proceeds from advances from
  stockholders                                -              -        1,154,000
Payments on advances from
  stockholders                                -              -         (329,000)
Cash paid for offering costs                  -              -       (4,743,110)
                                   --------------------------------------------
Net cash provided by financing
  activities                                  -              -       77,463,244
                                   --------------------------------------------

Net change in cash                      (55,945)        (92,589)         53,972
Cash at beginning of period             109,917         220,104               -
                                   --------------------------------------------
Cash at end of period              $     53,972    $    127,515     $    53,972
                                   ============================================

Supplemental disclosures:
Cash paid for interest             $          -    $          -     $         -
Cash paid for income taxes                    -               -           7,228

Non-cash transactions:
Common stock subject to redemption $(15,299,099)              -               -
Increase(Decrease)  in value of
  common stock subject to
  redemption                           (629,606)        133,641               -
Adjustment for elimination of
  derivatives at fair value -
  warrants                                    -      14,168,233               -

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in JK Acquisition's annual report filed with the SEC on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2007 and the period from May 11, 2005 (inception) to December 31, 2007 as reported in the Form 10-K have been omitted.

DEVELOPMENT STAGE COMPANY
JK Acquisition Corp. has had no operations since inception and is a development stage company.

USE OF ESTIMATES
In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
JK Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - TRUST FUND

          Investment securities in the Trust Fund are held in tax exempt municipal obligations and are classified as trading securities. Such funds are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. See Note 7 regarding the proposed liquidation of the Trust Fund.

NOTE 3 - ADVANCES FROM SHAREHOLDERS

          On May 18, 2005 and December 20, 2005, JK Acquisition received an aggregate of $329,000 as advances for expenses from two shareholders. These advances did not bear any interest and were repaid from the proceeds of the Company's initial public offering.

     On  May  23,  2007,  June  14, 2007, July 19, 2007 and September 6, 2007 JK
Acquisition received an aggregate of $500,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. On October 9, 2007, JK Acquisition received an additional $200,000 in advances from the two shareholders. Proceeds from each of the advances will fund JK Acquisition's ongoing continuing operating expenses. Under the terms of the advances, JK Acquisition will: (i) pay no interest and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event JK Acquisition fails to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then JK Acquisition shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier have waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described above.

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

          Gain on derivative liability reported in the accompanying statement of operations through January 10, 2007 resulting from the change in valuation of the derivative liability related to these warrants was $1,468,600 for the three months ended March 31, 2007.

NOTE 5 - STOCK OPTION

          JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter's Purchase Option ("UPO") is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO has a life of four years from the effective date.

NOTE 6 - RELATED PARTY TRANSACTION

          JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition's chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. For the three months ended March 31, 2008, $22,500 has been accrued but not paid for the administrative fee. Also see Note 3 regarding advances from shareholders.

NOTE 7- TERMINATION OF PROPOSED MERGER AGREEMENT

     On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the obligation related to redemption of stock was eliminated and reclassified to paid in capital. The board of directors is evaluating alternatives to return to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes, if any) and alternatives for preserving value for stockholders. One alternative for preserving value for stockholders that is presently under consideration is the continuation of the Company as a corporate entity (rather than dissolution) and the pursuit of an acquisition of one or more operating companies in one or more industries not now identified. Based upon management's plans to liquidate the Trust Fund and distribute the amounts to the stockholders, management has reclassified an amount equal to the Trust Fund balance from additional paid in capital to a liability for the related commitment.

NOTE 8-LIQUIDITY

          JK Acquisition's cash position as of March 31, 2008 is $53,972. JK Acquisition has outstanding payables of $873,215 as of March 31, 2008. As of March 31, 2008, advances from shareholders were $825,000. As described in Note 3, such shareholders have waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described above. Approximately $756,800 of the outstanding payables represents legal expense incurred in conjunction with the terminated proposed merger described in Note 7. If we liquidate before the completion of a business combination and distribute the proceeds of the trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would otherwise reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.

Because of the abandonment of the merger discussed above and the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

JK Acquisition believes it will not have sufficient funds to operate through May, 2008 unless we receive additional advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled "Risk Factors" of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled "Risk Factors" of the prospectus filed with the Securities and Exchange Commission in connection with our initial public offering.

On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the board of directors is evaluating alternatives to return to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes, if any) and alternatives for preserving value for stockholders. One alternative for preserving value for stockholders that is presently under consideration is the continuation of the Company as a corporate entity (rather than dissolution) and the pursuit of an acquisition of one or more operating companies in one or more industries not now identified. Based upon management's plans to liquidate the Trust Fund and distribute the amounts to the stockholders, management has reclassified an amount equal to the Trust Fund balance from additional paid in capital to a liability for the related commitment.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and 2007

          For the three months ended March 31, 2008, we had net income of $509,768, compared to net income of $2,072,194 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we incurred $62,773 of general and administrative expenses, offset by interest income on the trust fund investments of $572,541 as compared to the three months ended March 31, 2007, when we incurred $64,944 of general and administrative expenses, offset by gain on derivative liabilities of $1,468,600 and interest income on the trust fund investments of $668,538.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of March 31, 2008 is $53,972. JK Acquisition has outstanding payables of $873,215 as of March 31, 2008. As of March 31, 2008, advances from shareholders were $825,000. As described in Note 4, such shareholders have waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described above. Approximately $756,800 of the outstanding payables represents legal expense incurred in conjunction with the terminated proposed merger described above. If we liquidate before the completion of a business combination and distribute the proceeds of the trust to our public stockholders, Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would otherwise reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.

Because of the abandonment of the merger discussed above, the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty

JK Acquisition believes it will not have sufficient funds to operate through May, 2008 unless we receive additional advances from Messrs. Wilson and Spickelmier, or other interested parties sufficient to continue operations.

On May 23, 2007, June 14, 2007, July 19, 2007, and September 6, 2007 we received an aggregate of $500,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. On October 9, 2007 we received and additional aggregate of $200,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances will fund the Company's ongoing continuing operating expenses. Under the terms of the advances, the Company will: (i) pay no interest on such advances and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event the Company fails to complete a business combination with any entity
(I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then the Company shall not be required to repay the advances. The two shareholders who advanced such funds, Messrs. Wilson and Spickelmier, have waived any recourse against the Company's trust account with respect to the advances in the event that a business combination is not consummated by the Company in a timely manner as described herein above.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of March 31, 2008, were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In connection with the preparation of our Annual Report on Form 10-K, for the year ended December 31, 2007 ("Annual Report"), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2007 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified the following material weakness in our internal controls. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

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

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this interim report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.


Changes  in  Internal  Control  over  Financial  Reporting

          There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          On July 16, 2007, we filed suit in the 234th Judicial District Court of Harris County, Texas (the "Court") against Multi-Shot, LLC and twelve other named defendants. We were seeking injunctive relief and other damages related to various claims of breach of contract in connection with the First Amended and Restated Agreement and Plan of Merger previously entered into with Multi-Shot, LLC and other parties on February 14, 2007. Pursuant to a Settlement Agreement, JKA, Multi-Shot and the other parties thereto agreed to abate the current lawsuit among the parties pending in the Court in exchange for, among other consideration, entering into the Amended Merger Agreement. The parties to the Settlement Agreement have also agreed to waive any prior claims the parties have, or may have had, on the date of the Settlement Agreement against any of the other parties to the Settlement Agreement. The parties to the Settlement Agreement have agreed that the Court will retain continuing jurisdiction over any dispute filed regarding the Settlement Agreement, and that any such dispute will be submitted to the Court for resolution. In addition, the parties have agreed that any dispute regarding the Amended Merger Agreement will be tried in the district courts in Harris County, Texas. None of the parties to the Settlement Agreement have admitted any liability or violation.

 ITEM  1A.  RISK  FACTORS

     There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-133197) filed in connection with our initial public offering, which the SEC declared effective on April 10, 2006.

ITEM  5.  OTHER  INFORMATION

     Not  Applicable.

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

                          JK ACQUISITION CORP.

Date: May 12, 2008        By:     /s/ James P. Wilson
                                  James P. Wilson
                                  ---------------
                                  Chairman of the Board of Directors, Chief
                                  Executive Officer and Secretary
                                  (Principal Executive Officer)
                                  (Principal Financial and Accounting Officer)

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