Form 10-Q
period 2008-06-30
JK Acquisition Corp.
filed 2008-08-11
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 001-32574

                              JK ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    87-0745202
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            4265 SAN FELIPE
              SUITE 1100
             HOUSTON, TEXAS                               77027
      (Address of principal executive                   (Zip Code)
                offices)

                                 (713) 968-9881
               Registrant's telephone number, including area code

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

As of June 30, 2008, 5,505,556 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                              JK ACQUISITION CORP.
                               TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements                                            1
           Balance Sheets (Unaudited)                                      1
           Statements of Operations (Unaudited)                            2
           Statements of Cash Flows (Unaudited)                            3
           Notes to Unaudited Financial Statements                         5
Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7
Item 3.    Quantitative and Qualitative Disclosures about Market Risk      9
Item 4.    Controls and Procedures                                         9
Item 5.02. Departure of Directors or Principal Officers                    9
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                              10
Item 1a.   Risk Factors                                                   10
Item 4.    Submission of Matter to Vote of Security Holders               10
Item 5.    Other Information                                              11
Item 6.    Exhibits                                                       11
SIGNATURES                                                                12
INDEX TO EXHIBITS                                                         13
   Certification Pursuant to Section 302
   Certification Pursuant to Section 302
   Certification Pursuant to Section 906

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
                                  (UNAUDITED)

                                                June 30,          December 31,
                                                  2008               2007

ASSETS

Current assets
Cash                                            $     32,754      $     109,917
Trust fund                                                 -         80,402,166
Other current assets                                     132                  -
                                                -------------------------------
Total current assets                                  32,886         80,512,083


   Total Assets                                 $     32,886      $  80,512,083
                                                ===============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses           $     38,032      $     866,387
Accounts Payable to Related Parties                   22,500                  -
Advances from Shareholders                           928,182            825,000
                                                -------------------------------

    Total Current Liabilities                        988,714          1,691,387
                                                -------------------------------

Commitments and Contingencies:
Common stock subject to redemption, 903,437
   shares                                                  -         15,928,705
                                                -------------------------------
     Total Commitments and Contingencies                   -         15,928,705

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 1,000,000
   shares authorized, none issued and
   outstanding                                             -                  -
Common stock, $0.0001 par value, 600,000,000
   shares authorized, 5,505,056 shares issued
   and outstanding at March 31,2008 and
   December 31, 2007  (including 903,437
   shares subject to redemption at December
   31, 2007)                                             551                551
Paid-in capital                                            0         60,505,437
Earnings (Deficit) accumulated during the
   development stage                                (956,379)         2,386,048
                                                 ------------------------------
   Total Stockholders' Equity (Deficit)             (955,828)        62,891,991
                                                 ------------------------------
Total Liabilities and Stockholders'
   Equity (Deficit)                              $    32,886     $   80,512,083
                                                 ==============================

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2008 AND 2007,
                    SIX MONTHS ENDED JUNE 30, 2008 AND 2007,
                                      AND
             PERIOD FROM MAY 11, 2005 (INCEPTION) TO JUNE 30, 2008
                                  (UNAUDITED)

                                                                    Period from
                            Three Months Ended   Six Months Ended  Inception to
                                Ended June 30,       June 30,         June 30,
                               2008        2007     2008      2007      2008

Operating Expenses:
General & administrative  $  72,416     172,131   135,189    237,074    895,409
Impairment of deferred
  transaction costs               -     975,419         -    975,419  1,828,626
                          -----------------------------------------------------
Operating Loss              (72,416) (1,147,550) (135,189)(1,212,493)(2,724,035)


Other income:
Interest income             313,999     713,720   886,540  1,382,258  5,663,530
Gain on settlement of
   accrued expenses         662,720               662,720               662,720
Gain on derivative
   liabilities                    -           -         -  1,468,600    203,596
                          -----------------------------------------------------
Total other income          976,719     713,720 1,549,260  2,850,858  6,529,846


Net income (loss) before
   income tax expense       904,303    (433,830)1,414,071  1,638,365  3,805,811
Income tax expense                -           -         -          -      5,692
                          -----------------------------------------------------
Net income (loss)        $  904,303    (433,830)1,414,071  1,638,365  3,800,119
                          =====================================================

Net income (loss) per share
Basic                    $     0.16       (0.08)     0.26 $     0.30
                         ===========================================
Diluted                  $     0.16       (0.08)     0.24 $     0.25
                         ===========================================

Weighted average number of common shares outstanding:
Basic                     5,505,556   5,505,556 5,505,556  5,505,556
                         ===========================================
Diluted                   5,505,556   5,505,556 5,885,353  6,648,216
                         ===========================================

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
             PERIOD FROM MAY 11, 2005 (INCEPTION) TO JUNE 30, 2008
                                  (UNAUDITED)

                                                                  Period from
                                                                 Inception to
                                Six Months Ended June 30,           June 30,
                                   2008           2007                2008
                               ------------   ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                    $     1,414,071   1,638,365          3,800,119
Adjustments to reconcile net
  income to net cash used in
  operating activities:
Investment income                    (886,540) (1,382,258)        (5,663,530)
Gain on derivative liabilities              -  (1,468,600)          (203,596)
Gain on settlement of accrued
  expenses                            662,720           -            662,720
Impairment of Deferred Transaction
  Costs                                     -     975,419          1,828,626
Change in:
  Other current assets                   (132)                          (132)
  Accrued liabilities and accounts
    payable                          (143,135)     79,640           (602,187)
  Federal Income Tax Payable                -      (7,228)                 -
                               ---------------------------------------------
Net cash used  in operating
  activities                         (278,456)   (164,663)          (177,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs                  -    (187,185)        (1,828,626)
Payment to trust account                    -           -        (76,532,404)
Special Dividend Payment          (81,190,596)                   (81,190,596)
Disbursements from trust
  account                          81,288,706       7,228         82,195,934
                              ----------------------------------------------
Net cash from (used) in
  investing activities                 98,110    (179,957)       (77,355,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public
  offering                                  -           -         79,350,000
Gross proceeds from private
  placement                                 -           -          2,000,004
Proceeds from sale of stock                 -           -             31,250
Proceeds from sale of
  underwriter option                        -           -                100
Proceeds from advances from
  stockholders                        103,182     200,000          1,257,182
Payments on advances from
  stockholders                              -           -           (329,000)
Cash paid for offering costs                -           -         (4,743,110)
                               ---------------------------------------------
Net cash provided by financing
  activities                          103,182     200,000         77,566,426

Net change in cash                    (77,164)   (144,620)            32,754
Cash at beginning of period           109,917     220,104                  -
                               ---------------------------------------------
Cash at end of period          $       32,754      75,484             32,754
                               =============================================

Supplemental disclosures:
Cash paid for interest         $            -           -                  -
Cash paid for income taxes                  -           -              7,228

Non-cash transactions:
Common stock subject to
  redemption                   $ (15,299,099)           -                  -
Increase(Decrease)  in value
  of common stock subject to
  redemption                        (629,606)     133,641                  -
Adjustment for elimination of
  derivatives at fair value -
  warrants                                 -   14,168,233                  -
Reclassification of common stock
  to APIC for reverse 3 for 1
  stock split                         (1,101)

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

DELISTING  OF  SECURITIES

     On May 28, 2008 the Company voluntarily de-listed its securities on the American Stock Exchange (the "AMEX") and trading on the AMEX was suspended. The Company intends to remain a reporting company with the U.S. Securities and Exchange Commission. The Company was informed that effective May 28, 2008, its common stock was trading on the OTC Bulletin Board under the symbol "JKAQ," and that the Company's warrants and units were trading in the over-the-counter market under the respective symbols of "JKAQW" and "JKAQU." Effective June 17, 2008, in conjunction with the reverse stock split, as approved by the company's shareholders, the company's Common stock was trading on the OTC Bulletin Board under the symbol "JKAK" and that the warrants and units were trading in the over-the-counter market under the respective symbols of "JKAKW" and "JKAKU". In the future, the Company may seek to have its warrants and units traded on the OTC Bulletin Board, but there can be no assurance that it will be able to do so.

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

REVERSE STOCK SPLIT

On June 17, 2008, JK Acquisition implemented a 1 for 3 reverse stock split. The par value of the common stock was not affected by the reverse stock split. The effect of the stock split changed the issued and outstanding shares of our common stock to 5,505,556. All shares and per share amounts have been restated in the financial statements and in the notes to financial statements for all periods presented, to reflect the reverse stock split as if it occurred on the first day of the first period presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

JK Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - ADVANCES FROM SHAREHOLDERS AND NOVATION AGREEMENT

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

     On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due or payable in full on demand, and
(d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 7 for discussion of the special meeting of stockholders.

NOTE 3 - STOCK OPTION

     During 2006, JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter's Purchase Option ("UPO") is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO was terminated effective June 12, 2008 through a release agreement between JK Acquisition and Ferris Baker, Watts that cancelled the option to purchase the units.

NOTE 4 - RELATED  PARTY  TRANSACTION

     JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition's chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. This agreement was terminated, effective April 10, 2008. During the period from January 1, 2008 through the termination date, $22,500 has been accrued but not paid for the administrative fee. Also, see Note 2 regarding advances from shareholders.

NOTE 5 - TERMINATION OF PROPOSED MERGER AGREEMENT AND SPECIAL MEETING OF STOCKHOLDERS

     On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the obligation related to the redemption of stock was eliminated and reclassified back to paid in capital. The board of directors initiated a process to return to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes). See Note 8 for further discussion of the liquidation of the Trust Account.

     As a result of the termination of the Merger Agreement, a special meeting of Stockholders was held on Tuesday, May 27, 2008 for the following purposes:

     1. To consider and vote on three proposals to amend our certificate of incorporation:

     * to permit the continuance of our company as a corporation beyond the time currently specified in our certificate of incorporation without the limitations related to its IPO (the "Article Five Elimination Proposal") - Specifically, this proposal would remove the Fifth Article from our certificate of incorporation, which, among other blank check company- related restrictions, requires us to dissolve following distribution of the Trust Fund. If this proposal is approved, our stockholders will not have the right to receive a liquidating distribution of any net assets outside of the Trust Fund. However, there are no net assets outside of the IPO trust account available for distribution to stockholders;

     * to increase the authorized shares of common stock from 50,000,000 shares to 600,000,000 shares of common stock (the "Authorized Share Proposal") - This proposal will be acted upon following, and will be conditioned upon, the approval of the Article Five Elimination Proposal; and

     * to effect a three-for-one reverse stock split (the "Reverse Stock Split Proposal") of our common stock, $.0001 par value per share ("Common Stock"), in which every three shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock - This proposal will be acted upon following, and will be conditioned upon, the approval of the Article Five Elimination Proposal; and

     2. To consider and vote on a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are insufficient votes at the time of the special meeting to approve the Article Five Elimination Proposal, the Authorized Share Proposal, and/or the Reverse Split Proposal (the "Adjournment Proposal").

     The Board of Directors fixed the close of business on April 21, 2008 as the record date for determining the stockholders entitled to notice of and to vote at the special meeting and any adjournment thereof. On May 27, 2008, the special meeting of Stockholders was held and the Company issued a press release stating its stockholders approved all three proposed amendments to the Company's
Certificate of Incorporation and the Company will continue its corporate existence.

NOTE  6 - GAIN  ON  SETTLEMENT  OF  ACCRUED  EXPENSES

     JK Acquisition reached settlement with various service providers, which resulted in a reduction of previously accrued costs totaling $662,720 in conjunction with the termination of the proposed merger agreement described in
Note 5. These amounts were recorded as a gain on settlement of accrued expenses for the three and six months ended June 30, 2008. These amounts were recorded as accounts payable as of March 31, 2008.

NOTE  7  -  LIQUIDITY,  GOING  CONCERN  AND  LIQUIDATION  OF  TRUST ACCOUNT

     JK Acquisition's cash position as of June 30, 2008 is $32,754. JK Acquisition has outstanding payables of $60,532 as of June 30, 2008. As of June 30, 2008, advances from shareholders were $928,182. Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would otherwise reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.

     Because of the abandonment of the merger discussed above, the Company's current cash position versus its outstanding payables and accruals, lack of revenues and accumulated deficit, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

     The Company commenced the process of liquidating the Trust Fund established by the Company at the consummation of its initial public offering (the "IPO") and into which a certain amount of the net proceeds of the IPO were deposited (the "Trust Fund"). The payment date for distributions from the Trust Fund was June 2, 2008. The ex dividend date was set at June 3, 2008. Public stockholders holding shares as of the end of the day preceding the "ex dividend" date set by the Financial Industry Regulatory Authority (FINRA) were entitled to receive the distributions. Public stockholders who sold their shares before the "ex dividend" date also sold the right to the distribution by virtue of a due bill. Due bills were redeemable on June 5, 2008. At the date of liquidation, June 2, 2008, the Trust Fund had a balance of $81,190,595 (net of $98,110 withheld for state franchise taxes). The liquidation of the Trust Fund resulted in a distribution of $6.14 per share to eligible shareholders.

NOTE 8 - SUBSEQUENT EVENTS

     In July, 2008, the Company revised the terms of its debt with two shareholders, described in Note 2 above, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion rate of $.008. The other terms of the note are substantially the same as those described in
Note  2.


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

On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. . In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the obligation related to the redemption of stock was eliminated and reclassified back to paid in capital. The Company commenced the process of liquidating the Trust Fund established by the Company at the consummation of its initial public offering (the "IPO") and into which a certain amount of the net proceeds of the IPO were deposited (the "Trust Fund"). The payment date for distributions from the Trust Fund was June 2, 2008. The ex dividend date was set at June 3, 2008. Public stockholders holding shares as of the end of the day preceding the "ex dividend" date set by the Financial Industry Regulatory Authority (FINRA) were entitled to receive the distributions. Public stockholders who sold their shares before the "ex dividend" date also sold the right to the distribution by virtue of a due bill. Due bills were redeemable on June 5, 2008. At the date of liquidation, June 2, 2008, the Trust Fund had a balance of $81,190,595 (net of $98,110 withheld for taxes). The liquidation of the Trust Fund resulted in a distribution of $6.14 per share to eligible shareholders.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 and 2007

     For the six months ended June 30, 2008, we had net income of $1,414,071, compared to net income of $1,638,365 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we incurred $135,189 of general and administrative expenses, offset by interest income on the trust fund investments of $886,540, and gain on settlement of accrued expenses of $662,720 as compared to the six months ended June 30, 2007, when we incurred $237,074 of general and administrative expenses and $975,419 of impairment expenses, offset by gain on derivative liabilities of $1,468,600 and interest income on the trust fund investments of $1,382,258.

Comparison of Three Months Ended June 30, 2008 and 2007

     For the three months ended June 30, 2008, we had net income of $904,303, compared to a net loss of $433,830 for the three months ended June 30, 2007. For the three months ended June 30, 2008, we incurred $72,416 of general and administrative expenses, offset by interest income on the trust fund investments of $313,999 and gain on settlement of accrued expenses of $662,720 as compared to the three months ended June 30, 2007, when we incurred $172,131 of general and administrative expenses and $975,419 of impairment expenses, offset by interest income on the trust fund investments of $713,720.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of June 30, 2008 is $32,754. JK Acquisition has outstanding payables of $60,532 as of June 30, 2008. As of June 30, 2008, advances from shareholders were $928,182. Such shareholders have waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination is not consummated by JK Acquisition in a timely manner as described above. Messrs. Wilson and Spickelmier have agreed to indemnify us against any claims by any vendor or other entities that are owed money by us for services rendered or products sold to us that would otherwise reduce the amounts of the funds in the trust. However, we cannot assure you that Messrs. Wilson and Spickelmier will be able to satisfy those obligations.

     Because of the abandonment of the merger discussed above and the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty

     On  May  23, 2007, June 14, 2007, July 19, 2007, September 6, 2007, October
9, 2007 and December 29, 2007, JK Acquisition received an aggregate of $825,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances funded JK Acquisition's ongoing continuing operating expenses. Under the original terms of the advances, JK Acquisition would: (i) pay no interest and (ii) the amounts of the advances are due to be reimbursed upon the consummation of a business combination. In the event JK Acquisition failed to complete a business combination with any entity (I) by October 10, 2007 or, (II) if a letter of intent, agreement in principle or definitive agreement is executed, but not consummated, by October 10, 2007, then by April 10, 2008, then JK Acquisition would not be required to repay the advances. The two shareholders who advanced such funds, waived any recourse against JK Acquisition's trust account with respect to the advances in the event that a business combination was not consummated by JK Acquisition in a timely manner as described herein above.

          On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due or payable in full on demand, and (d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 5 of the accompanying financial information for discussion of the special meeting of stockholders.

          In July, 2008, the Company revised the terms of its debt with two shareholders, described in Note 2 above, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion price of $.008. The other terms of the note are substantially the same as those described in Note 2.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures
We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of June 30, 2008, were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.


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

ITEM 5.02. DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On May 22, 2008, Herbert C. Williamson, a director of JK Acquisition Corp. (the "Company"), notified the Company that he was resigning from its board of directors, effective immediately, The resignation was not the result of any disagreement on Mr. Williamson's part. The Company accepted Mr. Williamson's resignation in view of the change in the Company's business plan, due to amendments to its Certificate of Incorporation and the distribution of the amounts in the Trust Fund.

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

ITEM  4.  SUBMISSION  OF  MATTER  TO  A  VOTE  OF  SECURITY  HOLDERS

     On January 31, 2008, the Company announced that the special meeting of stockholders to vote on the proposed merger with Multi-Shot, LLC ("Multi-Shot") had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of our stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned.

As a result of the termination of the Multi-Shot merger, the board of directors determined it would be in the best interests of our stockholders to distribute to stockholders holding shares of our common stock ("IPO Shares") issued in our initial public offering ("IPO") all amounts in the Trust Fund (net of applicable taxes) established by us at the consummation of its IPO and into which a certain amount of the net proceeds of the IPO were deposited (the "Trust Fund"). Further, our board of directors also determined that it would be in the best interests of our stockholders for our company to continue its corporate existence after the distribution of the Trust Fund, rather than dissolve as required by our certificate of incorporation, and to do so with a new certificate of incorporation that would be suitable for our company as a non-blank check company.

Accordingly, we called a special meeting of Stockholders to be held on Tuesday, May 27, 2008 at our offices located at 4400 Post Oak Parkway, Suite 2530, Houston, Texas at 9:00 A.M. Central daylight time for the following purposes:

1. To consider and vote on three proposals to amend our certificate of incorporation:

* to permit the continuance of our company as a corporation beyond the time currently specified in our certificate of incorporation without the limitations related to its IPO (the "Article Five Elimination Proposal") - Specifically, this proposal would remove the Fifth Article from our certificate of incorporation, which, among other blank check company- related restrictions, requires us to dissolve following distribution of the Trust Fund. If this proposal is approved, our stockholders will not have the right to receive a liquidating distribution of any net assets outside of the Trust Fund. However, there are no net assets outside of the IPO trust account available for distribution to stockholders;

* to increase the authorized shares of common stock from 50,000,000 shares to 600,000,000 shares of common stock (the "Authorized Share Proposal") - This proposal will be acted upon following, and will be conditioned upon, the approval of the Article Five Elimination Proposal; and

* to effect a three-for-one reverse stock split (the "Reverse Stock Split Proposal") of our common stock, $.0001 par value per share ("Common Stock"), in which every three shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock - This proposal will be acted upon following, and will be conditioned upon, the approval of the Article Five Elimination Proposal; and

2. To consider and vote on a proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are insufficient votes at the time of the special meeting to approve the Article Five Elimination Proposal, the Authorized Share Proposal, and/or the Reverse Split Proposal (the "Adjournment Proposal").

The Board of Directors fixed the close of business on April 21, 2008 as the record date for determining the stockholders entitled to notice of and to vote at the special meeting and any adjournment thereof. On May 27, 2008, the special meeting of Stockholders was held and the Company issued a press release stating its stockholders approved of all three proposed amendments to the Company's Certificate of Incorporation at the special meeting of stockholders held on May 27, 2008 so that the Company will continue its corporate existence. The shareholder vote resulting in the following results;


                                                                  Percentage of
                                                                       Votes
                                Percent-                             "Against",
                                age of                                Votes
                                Votes      Votes      Abstain or  Abstaining and
                   Votes "For"  "For"    "Against"    Non-Vote      Non-Votes
                   ----------   -------   --------    ----------  -------------

Article Five
 Elimination Proposal  14,565,972    88.2%     321,339  1,629,356     11.8%

Authorized Share
 Proposal              12,686,032    76.8%   2,209,279  1,621,356     23.2%

Reverse Stock
 Split Proposal        12,688,032    76.8%   2,209,279  1,619,356     23.2%


ITEM  5.  OTHER  INFORMATION

Delisting of Securities
-----------------------

On May 28, 2008 the Company voluntarily de-listed its securities on the American Stock Exchange (the "AMEX") and trading on the AMEX was suspended. The Company intends to remain a reporting company with the U.S. Securities and Exchange Commission. The Company was informed that effective May 28, 2008, its common stock was trading on the OTC Bulletin Board under the symbol "JKAQ," and that the Company's warrants and units were trading in the over-the-counter market under the respective symbols of "JKAQW" and "JKAQU." Effective June 17, 2008, in conjunction with the reverse stock split, as approved by the company's shareholders as described in Item 4. above, the company's common stock was trading on the OTC Bulletin Board under the symbol "JKAK" and that the warrants and units were trading in the over-the-counter market under the respective symbols of "JKAKW" and "JKAKU". In the future, the Company may seek to have its warrants traded on the OTC Bulletin Board, but there can be no assurance that it will be able to do so.

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

                                   JK ACQUISITION CORP.

Date: August 11, 2008              By:     /s/ James P. Wilson
                                           James P. Wilson
                                           ---------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary
                                           (Principal Executive Officer)
                                           (Principal Financial and Accounting
                                           Officer)

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