Form 10-Q
period 2008-09-30
JK Acquisition Corp.
filed 2008-11-14
CIK 1328208

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 13, 2008, 5,505,556 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

--------------------------------------------------------------------------------

                              JK ACQUISITION CORP.
                               TABLE OF CONTENTS

                                                                          Page
PART I - FINANCIAL INFORMATION
    Item 1. Financial Statements                                             1
            Balance Sheets (Unaudited)                                       1
            Statements of Operations (Unaudited)                             2
            Statements of Cash Flows (Unaudited)                             3
            Notes to Unaudited Financial Statements                          4
    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           6
    Item 3. Quantitative and Qualitative Disclosures about Market Risk       8
    Item 4. Controls and Procedures                                          8
    Item 5.02 Departure of Directors or Principal Officers                   8
PART II - OTHER INFORMATION
    Item 1. Legal Proceedings                                                9
    Item 1a. Risk Factors
    Item 4. Submission of Matters to Vote of Securities Holders
    Item 5. Other Information                                                9
    Item 6. Exhibits                                                        10
SIGNATURES                                                                  11
INDEX TO EXHIBITS                                                           12
    Certification Pursuant to Section 302
    Certification Pursuant to Section 302
    Certification Pursuant to Section 906
  -------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
                                  (UNAUDITED)

                                                September 30,    December 31,
                                                    2008             2007
                                                ------------     ------------
ASSETS

Current assets:
    Cash                                        $     1,974      $     109,917
    Trust fund                                            -         80,402,166
    Other current assets                                132                  -
                                                 ----------      -------------
Total current assets                                  2,106         80,512,083
                                                 ----------      -------------
                Total Assets                    $     2,106   $     80,512,083
                                                ===========   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses       $    42,228   $       866,387
    Due to related parties                           34,103                 -
    Advances from shareholders                            -           825,000
    Short term debt - due to shareholders           928,182                 -
                                                -----------   ---------------
  Total Current Liabilities                       1,004,513         1,691,387
                                                -----------   ---------------
Commitments and Contingencies:
Common stock subject to redemption,
   903,437 shares                                         -        15,928,705
                                                -----------   ---------------
     Total Commitments and Contingencies                  -        15,928,705

Stockholders' equity (deficit):
   Preferred stock, $0.0001 par value,
   1,000,000 shares authorized, none issued and
   outstanding                                           -                  -
Common stock, $0.0001 par value, 600,000,000
   shares authorized, 5,505,556 shares
   issued and outstanding at September 30,
   2008 and December 31, 2007  (including
   903,437 shares subject to redemption at
   December 31, 2007)                                 551                 551
Paid-in capital                                   928,182          60,505,392
Earnings accumulated during the development
   stage                                       (1,931,140)          2,386,048
                                               ----------      --------------
Total Stockholders' Equity (Deficit)           (1,002,407)         62,891,991
                                               ----------      --------------
Total Liabilities and Stockholders'
   Equity (Deficit)                           $     2,106     $    80,512,083
                                              ===========     ===============

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007,
                 NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007,
                                      AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2008
                                  (UNAUDITED)

                                                                     Period from
                                                                    Inception to
                            Three Months Ended     Nine Months Ended  Sept. 30,
                                 September 30,       September 30,
                                2008        2007     2008      2007      2008

Operating Expenses:
General &
   administrative       $    34,973    108,292    170,162   345,286    930,382
Impairment of deferred
   transaction costs              -    381,286            1,356,704  1,828,626
                          -----------------------------------------------------
Operating Loss              (34,973)  (498,578) (170,162)(1,701,990)(2,759,008)

Other income and expense:
Interest income                   -    718,800   886,540  2,101,058  5,663,530
Interest expense           (939,785)            (939,785)             (939,785)
Gain on settlement of debt        -          -   662,720               662,720
Gain on derivative
   liabilities                    -          -         - 1,468,600     203,596
                        ------------------------------------------------------
Total other income
   (expense)               (939,785)   718,800   609,475 3,569,658   5,590,061

Income (loss) before income
   tax expense             (974,758)   229,222   439,313 1,867,668   2,831,053
Income tax expense                -          -         -        77       5,692
                        ------------------------------------------------------
 Net income (loss)     $   (974,758)   229,222   439,313 1,867,591   2,825,361
                       =======================================================

Net income (loss) per
   share
      Basic            $      (0.18)      0.04      0.08 $    0.34
                       ===========================================
      Diluted          $      (0.18)      0.03      0.01 $    0.28
                       ===========================================

Weighted average number of common shares outstanding:
     Basic                5,505,556  5,505,556 5,505,556 5,505,556
                       ===========================================
     Diluted              5,505,556  6,721,864 35,790,906 6,731,121
                       ===========================================

                       See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2008
                                  (UNAUDITED)

                                                                    Period from
                                                                   Inception to
                            Nine Months Ended September 30,        September 30,
                                  2008             2007               2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                $       439,313      1,867,591            2,825,361
Adjustments to reconcile
net income to net cash
provided by (used in)
operating activities:
   Investment income             (886,540)    (2,101,058)          (5,663,530)
   Gain on derivative
      liabilities                       -     (1,468,600)            (203,596)
   Gain on settlement
      of debt                    (662,720)             -             (662,720)
   Impairment of Deferred
      Transaction Costs                 -      1,356,704            1,828,626
   Valuation of beneficial
      conversion feature of
      convertible notes           928,182              -              928,182
Change in:
   Other current assets              (132)                               (132)
   Accounts payable and
     accrued expenses            (161,441)       284,220              704,946
   Due to related party            34,103                              34,103
   Federal Income Tax
     Payable                            -         (7,228)                   -
                         ----------------------------------------------------
Net cash used  in
   operating activities          (309,235)       (68,371)            (208,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs              -       (568,470)          (1,828,626)
Payment to trust account                -              -          (76,532,404)
Special Dividend Payment      (81,190,596)                        (81,190,596)
Disbursements from trust
   account                     81,288,706          7,228           82,195,934
                        -----------------------------------------------------
Net cash provided by (used in)
   investing activities            98,110       (561,242)         (77,355,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from public
   offering                             -              -           79,350,000
Gross proceeds from private
   placement                            -              -            2,000,004
Proceeds from sale of stock             -              -               31,250
Proceeds from sale of
   underwriter option                   -              -                  100
Proceeds from advances
   from stockholders              103,182        500,000            1,257,182
Payments on advances from
   stockholders                         -              -             (329,000)
Cash paid for offering
   costs                                -              -           (4,743,110)
                         ----------------------------------------------------
Net cash provided by
   financing activities           103,182        500,000           77,566,426

Net change in cash               (107,943)      (129,613)               1,974
Cash at beginning of period       109,917        220,104                    -
                        -----------------------------------------------------
Cash at end of period   $           1,974         90,491                1,974

Supplemental disclosures:
Cash paid for interest  $               -              -                    -
Cash paid for income taxes              -          7,228                7,228

Non-cash transactions:
Common stock subject to
   redemption          $      (15,299,099)    15,963,244                    -
Increase(Decrease)  in
   value of common stock
   subject to redemption         (629,606)       418,556                    -
Conversion of Shareholder
   Advances to Notes              928,182              -              928,182
Reclassification of common
   stock to APIC for reverse
   3 for 1 stock split            (1,101)                              (1,101)

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

DELISTING OF SECURITIES

On May 28, 2008 the Company voluntarily de-listed its securities on the American Stock Exchange (the "AMEX") and trading on the AMEX was suspended. The Company intends to remain a reporting company with the U.S. Securities and Exchange Commission. The Company was informed that effective May 28, 2008, its common stock was trading on the OTC Bulletin Board under the symbol "JKAQ," and that the Company's warrants and units were trading in the over-the-counter market under the respective symbols of "JKAQW" and "JKAQU." Effective June 17, 2008, in conjunction with the reverse stock split, as approved by the company's shareholders as described in Item 4. of Part II of this quarterly report, the company's common stock was trading on the OTC Bulletin Board under the symbol "JKAK" and that the warrants and units were trading in the over-the-counter market under the respective symbols of "JKAKW" and "JKAKU". In the future, the Company may seek to have its warrants and units traded on the OTC Bulletin Board, but there can be no assurance that it will be able to do so

DEVELOPMENT STAGE COMPANY

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. The diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared the earnings. For the three months ending September 30, 2008, all such shares are antidilutive due to the net loss for the period. A reconciliation of earnings per share used for the basic and diluted earnings per share computations for the nine months ended September 30, 2008 is as follows:

Weighted average common shares outstanding - basic          5,505,556
Effect of dilutive securities - convertible debt           30,285,350
Effect of warrants and units (antidilutive)                         -
                                                           ----------
Weighted average common shares outstanding - diluted       35,790,906
                                                           ==========

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

NOTE 2-GOING CONCERN AND LIQUIDATION OF TRUST ACCOUNT

          JK Acquisition's cash position as of September 30, 2008 is $1,974. JK Acquisition has outstanding payables of $76,331 as of September 30, 2008. As of September 30, 2008, short term debt was $928,182.

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

NOTE 3 - ADVANCES FROM SHAREHOLDERS, NOVATION AGREEMENT AND CONVERTIBLE NOTES

          On  May  23,  2007,  June  14, 2007, July 19, 2007, September 6, 2007,
October 9, 2007 and December 29, 2007, JK Acquisition received an aggregate of $825,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances funded JK Acquisition's ongoing continuing operating expenses.

     On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due and payable in full on demand, and
(d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 6 for discussion of the special meeting of stockholders.

In July, 2008, the Company revised the terms of the above stated debt with its shareholders, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion rate of $.008. The other terms of the note are substantially the same as those described in the preceding paragraph.

The Company has evaluated the application of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," to its embedded conversion feature within its convertible debt instruments. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

The Company evaluated the conversion feature under EITF 98-5 and EITF 00-27 for a beneficial conversion feature at inception. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company's stock at the inception of the notes. A beneficial conversion feature was recognized and gave rise to a debt discount of $928,182. The full amount of this discount was recorded directly to interest expense, since the notes are due on demand, with an offsetting entry to additional paid in capital.

NOTE 4 - STOCK OPTION

          JK Acquisition sold to Ferris Baker, Watts, Inc. for $100, an option to purchase up to a total of 700,000 units. This option was issued upon closing of the initial public offering. The units that would be issued upon exercise of this option are identical to those sold in the initial public offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This Underwriter's Purchase Option ("UPO") is exercisable at $7.50 per unit at the latter of one year from the effective date, or the consummation of a business combination and may be exercised on a cashless basis. The UPO was terminated effective June 12, 2008 through a release agreement between JK Acquisition and Ferris Baker, Watts.

NOTE 5 - RELATED PARTY TRANSACTION

          JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition's chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. As of September 30, 2008, $22,500 has been accrued but not paid for the administrative fee. Also, see Note 3 regarding advances from shareholders. Accrued interest to related parties is $11,603 as of September 30, 2008.

NOTE 6- TERMINATION OF PROPOSED MERGER AGREEMENT AND SPECIAL MEETING OF STOCKHOLDERS

     On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, the board of directors has determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date (as defined in the Trust Agreement). Based upon this determination, the obligation related to the redemption of stock was eliminated and reclassified back to paid in capital. The board of directors initiated a process to return to the holders of our common stock the amounts held in the Trust Fund with interest (net of applicable taxes). See Note 2 for further discussion of the liquidation of the Trust Account.

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

The Board of Directors fixed the close of business on April 21, 2008 as the record date for determining the stockholders entitled to notice of and to vote at the special meeting and any adjournment thereof. On May 27, 2008, the special meeting of Stockholders was held and the Company issued a press release stating its stockholders approved of all three proposed amendments to the Company's Certificate of Incorporation and the Company will continue its corporate existence.

NOTE 7-GAIN ON SETTLEMENT OF ACCRUED EXPENSES

     JK Acquisition reached settlement with various service providers in conjunction with the termination of the proposed merger agreement described in
Note 6. The settlements resulted in a reduction of accrued expenses totaling $662,720. These amounts were recorded as a gain on settlement of debt for the nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2008 and 2007

     For the nine months ended September 30, 2008, we had net income of $439,313, compared to net income of $1,867,591 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we incurred $170,162 of general and administrative expenses and $939,785 of interest expense, including the value of the beneficial conversion feature of the notes, offset by interest income of $886,540 and gain on settlement of debt of $662,720 as compared to the nine months ended September 30, 2007, when we incurred
$345,286 of general and administrative expenses and $1,356,704 of impairment expenses, offset by gain on derivative liabilities of $1,468,600 and interest income on the trust fund investments of $2,101,058.

Comparison of Three Months Ended September 30, 2008 and 2007

     For the three months ended September 30, 2008, we had a net loss of $974,758, compared to net income of $229,222 for the three months ended September 30, 2007. For the three months ended September 30, 2008, we incurred $34,973 of general and administrative expenses and $939,785 of interest expense, including the value of the beneficial conversion feature of the notes, as compared to the three months ended September 30, 2007, when we incurred $108,292 of general and administrative expenses and $381,286 of impairment expenses, offset by interest income on the trust fund investments of $718,800.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of September 30, 2008 is $1,974. JK Acquisition has outstanding payables of $76,331 as of September 30, 2008. As of September 30, 2008, short term debt was $928,182.

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

On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due in payable in full on demand, and
(d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 6 of the accompanying financial information for discussion of the special meeting of stockholders. In July, 2008, the Company revised the terms of the above stated debt with its shareholders, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion rate of $.008. The other terms of the note are substantially the same as those described in the preceding paragraph.

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


                                                                 Percentage of
                                                                Votes "Aainst",
                             Percentage                             Votes
                     Votes    of Votes     Votes    Abstain or    Abstaining
                      For       For       Against   Non-Vote     And Non-Votes
                     -----    --------    ------   ----------    -------------
Article Five
  Elimination
  Proposal       14,565,972     88.2%     321,339  1,629,356       11.8%
Authorized Share
  Proposal       12,686,032     76.8%   2,209,279  1,621,356       23.2%
Reverse Stock
  Split Proposal 12,688,032     76.8%   2,209,279  1,619,356       23.2%

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

                             JK ACQUISITION CORP.

Date: November 14, 2008      By:     /s/ James P. Wilson
                                     -------------------
                                     James P. Wilson
                                     Chairman of the Board of Directors, Chief
                                     Executive Officer and Secretary
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)

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