Form 10-K
period 2008-12-31
JK Acquisition Corp.
filed 2009-04-14
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

4265 San Felipe, SUITE 1100
         HOUSTON, TEXAS                            77027
   (Address of principal executive              (Zip Code)
            offices)

       Registrant's telephone number, including area code: (713) 968-9881

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of Exchange
Title of each class                                      on Which Registered
-------------------                                      -------------------
Units, each consisting of one share of Common Stock,     OTC BB
    $0.001 par value, and Two Warrants
Common Stock, $0.001 par value per share                 OTC BB
Warrants to Purchase Common Stock                        OTC BB


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

[ ] Large accelerated filer [ ] Smaller reporting company
[ ] Accelerated filer [X ] Non-accelerated filer

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Act). [x] Yes [ ] No

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on March 17, 2009 was $11,562.

As of April 14, 2009, there were 5,505,556 shares of the registrant's common stock outstanding.

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

Specifically, our certificate of incorporation defines the "termination date" as the later of the following dates: 18 months after the consummation of the IPO or 24 months after the consummation of the IPO in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination was executed but was not consummated within such 18-month period. On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The agreement and plan of merger governing the proposed merger expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. In view of the preceding, our board of directors determined that it is no longer possible for the Company to consummate a qualifying business combination prior to the Termination Date.

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

As described further in Item 4, on May 27, 2008, a special meeting of Stockholders was held and the Company issued a press release stating its stockholders approved of all three proposed amendments to the Company's Certificate of Incorporation at the special meeting of stockholders held on May 27, 2008 so that the Company will continue its corporate existence.

EMPLOYEES

We have two executive officers, both of whom are members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of a business combination.

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

UNDER STATEPLACEDELAWARE LAW, THE REQUIREMENTS AND RESTRICTIONS CONTAINED IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION MAY BE AMENDED, WHICH COULD REDUCE OR ELIMINATE THE PROTECTION AFFORDED TO OUR STOCKHOLDERS BY SUCH REQUIREMENTS AND RESTRICTIONS.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs.

WE MAY ISSUE SHARES OF OUR CAPITAL STOCK OR DEBT SECURITIES TO COMPLETE A BUSINESS COMBINATION WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS AND COULD LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

Our certificate of incorporation authorizes the issuance of up to 600,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There will be 594,494,444 authorized but unissued shares of our common stock available for issuance and all of the 1,000,000 shares of preferred stock available for issuance. We may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination. We may issue a substantial number of additional shares of our common stock if the holders of our short term debt-due to shareholders exercise the conversion features as described in Note 4 to the financial statements. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

ITEM 2. PROPERTIES

We maintain our executive offices at 4265 San Felipe, Suite 1100, Houston, Texas 77027.

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

                                                                   Percentage of
                                                                       Votes
                                Percentage                           "Against,
                                    of                                Votes
                          Votes    Votes    Votes    Abstain or   Abstaining and
                          "For"    "For"  "Against"   Non-Vote       Non-Votes
                          -----   -------  ------    ---------    ------------

Article Five
  Elimination Proposal 14,565,972   88.2%   321,339   1,629,356        11.8%

Authorized Share
  Proposal             12,686,032   76.8% 2,209,279   1,621,356        23.2%

Reverse Stock Split
  Proposal             12,688,032   76.8% 2,209,279   1,619,356        23.2%


                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of JKA common stock, warrants and units are currently quoted on the Over the Counter Bulletin Board under the symbols JKAK.OB, JKAKW.OB and JKAKU.PK, respectively. Each unit of JKA consists of one share of JKA common stock and two redeemable common stock purchase warrants. JKA warrants became separable from JKA common stock on May 11, 2006. Each warrant entitles the holder to purchase from JKA one third (1/3) share of common stock at an exercise price of $5.00 per one third (1/3) share commencing the later of the completion of a business combination or April 11, 2007. The JKA warrants will expire at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. Prior to April 11, 2006, there was no established public trading market for our common stock.

JKA does not currently have any authorized or outstanding equity compensation plans.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the American Stock Exchange for the year ended December 31, 2008 and 2007.

                                Common Stock       Warrants           Units
Quarter  Ended                  High     Low     High     Low     High     Low
---------------                -----   -------  ------- --------  ----     ---
March  31,  2008              $6.50     $5.54   $0.2001 $0.0002  $6.25   $5.75
June  30,  2008               $6.34     $0.02   $0.0100 $0.0001  $6.15   $5.82
September  30,  2008          $0.05     $0.01   $0.0070 $0.0001  $0.03   $0.03
December  31,  2008           $0.02     $0.01   $0.0050 $0.0001  $0.03   $0.02

                                Common Stock     Warrants             Units
Quarter  Ended                  High     Low     High     Low     High     Low
--------------                  ----     ---     ----     ---     ----     ---

March  31,  2007               $5.80    $5.58    $0.54    $0.37   $6.70   $6.20
June  30,  2007                $5.89    $5.65    $0.85    $0.55   $7.40   $6.78
September  30,  2007           $5.92    $5.70    $0.85    $0.17   $7.40   $5.95
December  31,  2007            $6.05    $5.55    $0.42    $0.19   $6.55   $6.00

HOLDERS

As of December 31, 2008, there were 144,056 holders of record of our units, 5,361,574 holders of record of our common stock and 26,252,336 holders of record of our warrants.

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

RECENT SALES OF UNREGISTERED SECURITIES

(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act:

On May 18, 2005, in connection with our organization, we issued 660,000 shares of our common stock (adjusted for the stock split in June 2008) to the parties set forth below for $24,750 in cash, at a purchase price of $0.0375 per share, as follows:

     NAME                       NUMBER OF SHARES
     ----                       ----------------
James P. Wilson                      363,000
Keith D. Spickelmier                 297,000

Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

On May 31, 2005, in connection with the organization, we issued an additional 90,000 shares of our common stock to the parties set forth below for $3,375 in cash, at a purchase price of $0.0375 per share, as follows:

     NAME                       NUMBER OF SHARES
     ----                       ----------------
James P. Wilson                     49,500
Keith D. Spickelmier                40,500

Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

On May 31, 2005, in connection with our organization, James P. Wilson transferred 7,500 shares of our common stock to Michael H. McConnell for an aggregate purchase price of $281.25, or $.0375 per share, and 750 shares of our common stock to Herbert C. Williamson for an aggregate purchase price of $28.13, or $.0375 per share. On May 31, 2005, in connection with our organization, Keith
D. Spickelmier transferred 6,750 shares of our common stock to Herbert C. Williamson for an aggregate purchase price of $253.13, or $.0375 per share.

On July 13, 2005, we issued 8,333 shares of our common stock to the parties set forth below for $3,125 in cash, at a purchase price of $0.0375 per share, as follows:

      NAME                       NUMBER OF SHARES
      ----                       ----------------
James P. Wilson                      45,833
Keith D. Spickelmier                 40,500

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

Each warrant entitles the holder to purchase one third (1/3) share of common stock at an exercise price of $5.00 per one third (1/3) share. The warrants have a life of four years after which they will expire. JK Acquisition has a right to call the warrants, provided the common stock has traded at a closing price of at least $25.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If JK Acquisition calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from JK Acquisition for $5.00 per one third (1/3) share or the warrants will expire.

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

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2008, we had no equity compensation plans in effect.

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

We were formed on May 11, 2005, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business headquartered in placeNorth America, focusing in the manufacturing, distribution or service sectors. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding deferred compensation of the underwriters held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and concurrent private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination. On April 17, 2006, we consummated our initial public offering of 13,225,000 units, including 1,725,000 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of May 11, 2006.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2008 to Fiscal Year Ended December 31, 2007

For the fiscal year ended December 31, 2008, we had net income of $423,316. For the year ended December 31, 2007, we had net income of $1,967,606. For the fiscal year ended December 31, 2008, we incurred $169,011 of operating expenses, interest income on the trust fund investments of $886,540, gain on settlement of debt of $662,719, loss on extinguisment of debt of $928,182, and interest expense of $28,750, as compared to the year ended December 31, 2007 when we incurred $462,848 of general and administrative expenses, $1,828,626 in impairment charges for deferred transaction costs, a gain of $1,468,600 on derivative liabilities of the Company's warrants as a result of the change in valuation of the derivative liabilities (see Notes to the Financial Statements for more information) and interest income on the trust fund investments of $2,782,145.

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

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

JK Acquisition's cash position as of December 31, 2008 is $171. JK Acquisition has outstanding payables of $26,038 as of December 31, 2008. As of December 31, 2008, short term debt due to shareholders was $941,282 with related accrued interest of $28,754 and amounts due to related parties for management fee of $22,500.

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

On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due in payable in full on demand, and
(d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 10 of the accompanying financial information for discussion of the special meeting of stockholders.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Report on Internal Control Over Financial Reporting," a material weakness was identified in our internal control over financial reporting as of December 31, 2008, relating to our lack of segregation of duties. Based on the evaluation described above, our Chief Executive Officer, Chairman of the Board of Directors and Secretary (Principal Executive Officer) (Principal Financial and Accounting Officer) all roles of which are performed by one individual, concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal controls over financial reporting as of December 31, 2008:

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

Based on the material weakness described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2008, was not effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management's report in this annual report.

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

                                    PART III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

Our  current  directors  and  executive  officers  are  as  follows:

      NAME                  AGE     POSITION
      ----                  ---      --------
James  P.  Wilson           50     Chairman  of  the  Board,  Chief  Executive
                                   Officer
Keith  D.  Spickelmier      47     President  and  Director


James P. Wilson has been our Chairman of the Board, Chief Executive Officer and Secretary since our inception. Mr. Wilson is a Managing Partner of RSTW
Partners, a private debt and equity firm he co-founded in 1990. RSTW Partners raised a series of three private equity funds totaling $871.5 million in capital. RSTW Partners invested in 55 private debt and equity transactions in middle market companies across the country-regionplaceUnited States. Prior to co-founding RSTW Partners, Mr. Wilson was a vice president of the First Texas Merchant Banking Group, (August 1987 - December 1989) a private subordinated debt investment group. Mr. Wilson began his career in 1981 as a Certified Public Accountant with the national accounting firm of Arthur Young & Co (now Ernst & Young). Mr. Wilson holds a B.B.A. in accounting from Texas A&M University.

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

Our board of directors has two directors. The directors, consisting of James P. Wilson, Keith D. Spickelmier, will serve until the next annual meeting of stockholders and until their successors are elected and qualified. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

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

AUDIT  COMMITTEE

Our  audit  committee  consists  of  our  full  board  of  directors.

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

CODE  OF  ETHICS

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of the JKA Code of Ethics and any amendments thereto is available at www.jkacq.com.
                                             -------------



ITEM  11.  EXECUTIVE  COMPENSATION

No executive officer or director has received any cash compensation for services rendered. Commencing on the effective date of our initial public offering through March 31, 2008, we will pay 4350 Management, LLC, a wholly-owned entity of James P. Wilson, a fee of $7,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, including a conference room, in Houston, Texas. However, this arrangement is solely for our benefit and is not intended to provide James P. Wilson compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in 4350 Management, LLC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2009 by:

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

Based solely upon information contained in public filings, as of February 28, 2009, the following stockholders beneficially own greater than five (5%) percent of JKA's issued and outstanding common stock as such amounts and percentages (based on 5,505,556 shares outstanding on December 31, 2008) are reflected in the public filings of such stockholder:

                                                AMOUNT
                                               AND NATURE     PERCENTAGE
                                             OF BENEFICIAL   OF OUTSTANDING
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)    OWNERSHIP       COMMON STOCK
    --------------------------------------    ---------       ------------

James P. Wilson (2) (4)                         532,599          9.67%
Keith D. Spickelmier (3) (4)                    485,762          8.82%

ALL  DIRECTORS  AND  EXECUTIVE OFFICERS AS A
GROUP (2 INDIVIDUALS)                         1,018,361         18.49%


(1) Unless otherwise indicated, the business address of each of the individuals is 4465 San Felipe, Suite 1100, Houston, Texas 77027.

(2) Mr. Wilson is our Chairman of the Board and Chief Executive Officer. Mr. Wilson also owns 366,668 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase three shares of common stock at $15.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by JKA and (ii) April 10, 2007, and will expire on April 10, 2010.

(3) Mr. Spickelmier is our President and Secretary. Mr. Spickelmier also owns 300,000 warrants issued in the private placement immediately prior to the initial public offering. Each warrant entitles the holder to purchase three share of common stock at $15.00 per share. The warrants will become exercisable on the later of the completion of (i) a business combination by JKA and (ii) April 10, 2007, and will expire on April 10, 2010.

(4)  Each  of  these  individuals  is  a  director.

Our officers and directors, collectively, beneficially own approximately 18.49% of the issued and outstanding shares of our common stock. Because of this ownership block, these initial stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.



ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN RELATED TRANSACTIONS, AND DIRECTOR CITYPLACEINDEPENDENCE

Since our inception, we have issued 986,111shares of our common stock to the parties set forth below for $31,250 in cash, at an average purchase price of $0.031690 per share, as follows:

NAME                       NUMBER  OF  SHARES       RELATIONSHIP  TO  US
----                      -------------------       --------------------
James  P.  Wilson              532,599             Chairman  of  the  Board,
                                                   Chief Executive  Officer  and
                                                   Secretary

Keith  D.  Spickelmier         435,762             President  and  Director


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

On April 10, 2006, the board of directors approved and declared the issuance of a stock dividend of 0.183333 shares of common stock on each share of common stock currently issued and outstanding, after which the existing stockholders held, in the aggregate, 986,111 shares. The stock dividend was paid prior to the private placement.

Mr. Wilson and Mr. Spickelmier have purchased in the aggregate 111,111 units in a private placement immediately prior to this offering at a price equal to the price of our initial public offering, $6.00 per unit. The existing stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to this offering, and the 111,111 shares included in the units they have purchased in the private placement, therefore, they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following this offering. In addition, in connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisors, have agreed to vote all of the shares of common stock owned by them, including those acquired in the private placement or during or after this offering, in accordance with the majority of the shares of common stock voted by the public stockholders.

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

However, this arrangement is solely for our benefit and is not intended to provide James P. Wilson compensation in lieu of a salary. We believe, based on rents and fees for similar services in the CityplaceHouston, StateTexas area, that the fee charged by 4350 Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, if our directors are not deemed "independent," we will not have had the benefit of disinterested directors approving this transaction. This arrangement was ended effective March 31, 2008.

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

DIRECTOR  INDEPENDENCE

Our common stock is listed for trading on the NASDAQ Over the Counter Bulletin Board (OTC.BB). Accordingly, we use the standards established by the OTC.BB for determining whether or not each of our directors is "independent." We have determined that currently James P. Wilson, and Keith D. Spickelmier are not independent. The OTC.BB rules generally require that a listed company's Board of Directors be composed of a majority of independent directors. As a consequence, we do not presently comply with the OTC.BB rules in this regard.

Moreover, the OTC.BB rules generally require that a listed company's Audit Committee be composed of at least three members, each of whom must be independent. We do not presently comply with the OTC.BB rules in this regard either.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

Audit  Fees

During the fiscal year ended December 31, 2008 and 2007, we paid our principal accountant $24,900 and $37,020, respectively for the services they performed throughout the year, including the yearend audit, the quarters and consents on other SEC filings.

Audit-Related  Fees

During 2008, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax  Fees

During 2008 and 2007, we paid our principal accountant $1,450 and $850, respectively.

All  Other  Fees

During 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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


                                    PART IV

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.  FINANCIAL  STATEMENTS:

Index  to  Financial  Statements  and  Schedules
Report  of  Independent  Registered  Public  Accounting  Firm
Balance  Sheets  as  of  December  31,  2008  and  December  31,  2007
Statement of Operations- Year ended December 31, 2008, December 31, 2007, and Period from May 11, 2005 (Inception) to December 31, 2008
Statement of Stockholders' Equity (Deficit)-Year ended December 31, 2008, December 31, 2007 and Period from May 11, 2005 (Inception) to December 31, 2008 Statement of Cash Flows-Year ended December 31, 2008, December 31, 2007 and Period from May 11, 2005 (Inception) to December 31, 2008
Notes  to  Financial  Statements

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

4.1     Specimen  Unit  Certificate.*

4.2     Specimen  Common  Stock  Certificate.*

4.3     Specimen  Warrant  Certificate.*

4.4 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5     Form  of  Unit  Purchase  Option.*

10.1 Form of Letter Agreement among the Registrant, Ferris, Baker placeWatts, Incorporated, and James P. Wilson.*

10.2 Form of Letter Agreement among the Registrant, Ferris, Baker placeWatts, Incorporated and Keith D. Spickelmier.*

10.3 Form of Letter Agreement among the Registrant, Ferris, Baker placeWatts, Incorporated and Michael H. McConnell.*

10.4 Form of Letter Agreement among the Registrant, Ferris, Baker placeWatts, Incorporated and Herbert C. Williamson.*

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

10.6    Form  of  Stock  Escrow  Agreement  between  the Registrant, Continental
        Stock  Transfer  &  Trust  Company  and  the  Initial  Stockholders.*

10.7 Form of Letter Agreement between 4350 Management, LLC and the Registrant regarding administrative support.*

10.8 Advance Agreement between the Registrant and James P. Wilson, dated May 18, 2005.*

10.9 Advance Agreement between the Registrant and Keith D. Spickelmier, dated May 18, 2005.*

10.10 Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.11  Form  of Unit Placement Agreement among each of James P. Wilson and Keith
D.  Spickelmier  and  Ferris,  Baker  placeWatts,  Incorporated.*
10.12 Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*
10.13  Advance  Agreement  between  the  Registrant  and  Keith  D. Spickelmier,

        dated  December  20,  2005.*

31.1    Sarbanes  Oxley  Section  302  Certifications**

32.1    Sarbanes  Oxley  Section  906  Certifications**

24      Power  of  Attorney.*

99.1    Audit  Committee  Charter*

99.2     Code  of  Ethics*

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)
**  Filed  herewith



SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of CityHouston, State of StateplaceTexas, on the 31st day of March 2009.

JK  ACQUISITION  CORP.

By:  /s/  James  P.  Wilson
     -------------------
     James  P.  Wilson
     Chairman  of  the  Board  and
     Chief  Executive  Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

               NAME                       POSITION                DATE

By:  /s/ James P. Wilson         Chief Executive Officer,         March 31, 2009
     JAMES  P.  WILSON           Chairman  of  the  Board
                                 of  Directors  and  Secretary
                                 (Principal  Executive  Officer)
                                 (Principal  Financial
                                 and  Accounting  Officer)

By:  /s/ Keith D. Spickelmier    President and Director           March 31, 2009
    KEITH  D.  SPICKELMIER

INDEX  TO  FINANCIAL  STATEMENTS  AND  SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-2
BALANCE SHEETS                                                       F-3
STATEMENTS OF OPERATIONS                                             F-4
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)              F-5
STATEMENTS OF CASH FLOWS                                             F-6
NOTES TO FINANCIAL STATEMENTS                                        F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
JK Acquisition Corp.
(A Development Stage Company)
Houston, Texas

We have audited the accompanying balance sheets of JK Acqusition Corp. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years ended December 31, 2008 and the period from May 11, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. JK Acquisition Corp. is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of JK Acquisition Corp's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JK Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations, stockholders' equity (deficit), and its cash flows for the two years ended December 31, 2008 and 2007 and for the period from May 11,2005 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company did not consumate its planned merger and has current liabilities in excess of its available cash. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PC

Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com

April 14, 2009

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2008 AND 2007

                                     ASSETS
                                                       2008               2007
                                                        ----               ----


Current assets:

Cash                                          $         171       $     109,917
Trust Fund                                                -          80,402,166
                                              -------------       -------------
Total current assets                                    171          80,512,083

                                              ------------        -------------
           Total Assets                       $         171       $  80,512,083
                                              =============        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Accounts payable and accrued expenses         $      26,038     $       866,387
Due to related parties                               51,254
Advances from shareholders                                -             825,000
Short term debt-due to shareholders                 941,282
                                               ------------      --------------
         Total Liabilities                        1,018,574           1,691,387

Common stock subject to redemption,
   2,710,311 shares at December 31, 2007                  -          15,928,705

Stockholders' equity (deficit):

Preferred stock, $0.0001 par value,
  1,000,000 shares authorized, none issued
  and outstanding                                         -                   -
Common stock, $0.0001 par value, 600,000,000
  shares authorized, 5,505,556 shares issued
  and outstanding at December 31, 2008 and
  2007, respectively (including
  0 and 2,710,311 shares subject to
  redemption, respectively)                             551                 551
Paid-in capital                                     928,182          60,505,392
Earnings (Deficit) accumulated during the
  development  stage                             (1,947,136)          2,386,048
                                              -------------     ---------------
  Total Stockholders' Equity (Deficit)          (1,018,403)          62,891,991
                                              -------------     ---------------
Total Liabilities and Stockholders'
   Equity(Deficit)                           $          171     $    80,512,083
                                             ==============     ===============

See notes to financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
              YEAR ENDED DECEMBER 31, 2008, DECEMBER 31, 2007, AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2008

                                         Year           Year       Period from
                                         Ended         Ended       Inception to
                                      December 31,   December 31,   December 31,
                                          2008           2007          2008

Operating expenses:
   General & administrative           $   152,913     $462,848     $913,133
Impairment of deferred
  transaction costs                        16,098    1,828,626    1,844,724
                                      -----------   ---------    ----------
Operating loss                           (169,011)  (2,291,474)  (2,757,857)

Other income (expense):
  Interest income                         886,540    2,782,145    5,663,530
  Interest expense                        (28,750)           -      (28,750)
  Loss on extinguisment of debt          (928,182)           -     (928,182)
  Gain on settlement of debt              662,719            -      662,719
  Gain (loss) on derivative liabilities         -    1,468,600      203,596
                                      -----------    ---------    ---------
Total other income                        592,327    4,250,745    5,572,913
                                      -----------    ---------    ---------

Net income                                423,316    1,959,271    2,815,056

Income tax expense (benefit)                    -       (8,335)       5,692
                                      -----------    ---------    ---------
Net income                            $   423,316   $1,967,606   $2,809,364
                                      ===========   ==========   ==========

Earnings (loss) per share:
BASIC                                      $ 0.08      $ 0.36
DILUTED                                    $ 0.01      $ 0.22

Weighted average number of
common shares outstanding:
BASIC                                   5,505,556   5,505,556
DILUTED                                57,318,455   9,124,244

See notes to financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) YEAR ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2008

                                                             EARNINGS
                                                             (DEFICIT)
                                                            ACCUMULATED
                                               ADDITIONAL   DURING THE
                             COMMON STOCK       PAID-IN     DEVELOPMENT
                           SHARES     AMOUNT     CAPITAL       STAGE      TOTAL
                           ------     ------     -------      ----------- -----

Stock issued for cash      986,111 $    99    $  31,151              $   31,250
Net loss                                                   $ (4,995)     (4,995)
                          ------------------------------------------------------

Balance at December 31,
  2005                      986,111 $   99    $  31,151    $ (4,995) $   26,255
Stock issued for cash,
 net of offering costs    4,519,445    452   76,606,442              76,606,894
Derivative Liability                        (14,371,830)            (14,371,380)
Proceeds subject to
 redemption                                 (15,299,099)            (15,299,099)
Sale of underwriter
 option                                             100                     100
Increase in value of
 common stock subject
 to redemption                                 (218,588)               (218,588)
Net income                                                  423,436     423,436
                        -------------------------------------------------------
Balance at December 31,
 2006                    5,505,556   $ 551  $46,748,176   $ 418,441 $47,167,168
Change in value of
 derivative liability                       14,168,234               14,168,234
Increase in value of
 common stock subject
 to redemption                                (411,018)                (411,018)
Net Income                                                1,967,606   1,967,606
                        ------------------------------------------------------
Balance at December 31,
 2007                   5,505,556    $ 551 $60,505,392  $ 2,386,047 $62,891,990
                        ======================================================
Special dividend payment                   $(81,190,596)           $(81,190,596)
Common stock subject
 to redemption                               15,928,705              15,928,705

Distribution of trust
 Fund earnings                                4,756,499  (4,756,499)          -
Loss on extinguishment of debt                  928,182                 928,182

Net Income                                                  423,316     423,316
                       ========================================================
Balance at December 31,
 2008                   5,505,556    $  551  $  928,182 $(1,947,136)$(1,018,403)


See notes to financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
              YEAR ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007,
                                      AND
           PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2008



                                               Year     Year      Period from
                                              Ended     Ended     Inception to
                                          December 31, December 31,December 31,
                                             2008        2007         2008

Net income (loss)                        $   423,316   $ 1,967,606  $ 2,809,364
Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:

  Investment income                         (886,540)   (2,782,145)  (5,663,530)
  Loss (Gain) on
    derivative liabilities                         -    (1,468,600)    (203,596)
  Gain on settlement of debt                (662,719)            -     (662,719)
  Impairment of deferred transaction costs                            1,828,626
Loss on extinguishment of debt               928,182                    928,182
Change in:
  Other current assets                             -         1,613            -
  Accounts Payable and accrued expenses     (177,629)      566,517      688,756
  Due to related party                        51,254                     51,254
  Federal Income Tax Payable                       -       (15,640)           -
                                          -------------------------------------
Net Cash used in operating activities       (324,138)   (1,730,649)    (223,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred transaction costs                         -       788,234   (1,828,626)
Payment to trust account                           -                (76,532,404)
Disbursements from trust account          81,288,706         7,22    82,195,934
                                         --------------------------------------
Net cash provided by (used in)
  investing activities                    81,288,706      795,462     3,834,904


CASH FLOWS FROM FINANCING ACTIVITIES

Gross proceed from public offering                 -            -    79,350,000
Gross proceeds from private placement              -            -     2,000,004
Proceeds from sale of stock                        -            -        31,250
Proceeds from sale of underwriter option           -            -           100
Proceeds from advances from stockholders     116,282      825,000     1,270,282
Payments on advances from stockholders             -            -      (329,000)
Cash paid for offering costs                       -            -    (4,743,110)
Special dividend payment                (81,190,596)            -   (81,190,596)
                                        ---------------------------------------

Net cash provided by financing
  activities                            (81,074,314)     825,000     (3,611,070)
                                        ---------------------------------------
Net change in cash                         (109,746)    (110,187)           171
Cash at beginning of period                 109,917      220,104              -
                                        ---------------------------------------
Cash at end of period                  $        171    $ 109,917     $      171
                                       ========================================
Supplemental disclosures:
Cash paid for interest                            -             -             -
Cash paid for income taxes                        -         7,228         7,228

Non-cash transactions:
Common stock subject to redemption      (15,299,099)   15,299,099             -
Increase (Decrease) in value of common
  stock subject to redemption              (629,606)      411,018             -
Conversion of Shareholder Advances to
  Notes                                     928,182                     928,182
Derivative Liabilities                            -   (15,636,834)            -


See notes to financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") was incorporated in StateplaceDelaware on May 11, 2005 for the purpose of acquiring an operating business. JK Acquisition's year end is December 31.


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


INCOME TAXES

JK Acquisition recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. JK Acquisition provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. As of December 31,2008 the Company had a net operating loss carryforward of approximately $3,417,415 which expires beginning 2027.

The provision for income taxes differs from the amount computed by applying the placeplaceU.S. statutory income for the reasons set forth below:

                                          Year  Ended         Year  Ended
                                       December  31,  2008  December  31,  2007

Tax  at  Statutory  Rate                        $143,927          $  666,152
Tax  Effected  Permanent  Differences
Unrealized  loss(gain)  on  derivatives                -            (499,324)
Non-taxable  investment  income                 (301,423)           (945,929)
NOL  carryforwards                              (936,597)
Valuation  Allowance                           1,094,093             779,101
Other                                                  -              (8,335)
                                              ------------------------------
Total  Tax  Expense                          $         -           $  (8,335)

Deferred tax assets as of December 31, 2008 and 2007 consisted of the following:

                                             Year  Ended         Year  Ended
                                       December  31,  2008  December  31,  2007

Net  Operating  Loss  Carryforward      $     1,094,093       $     779,101
Less:  Valuation  Allowance                  (1,094,093)           (779,101)
                                        -----------------------------------
Total  Deferred  Tax  Assets            $             -       $           -

BASIC  AND  DILUTED  NET  INCOME  PER  SHARE

The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. The diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into commons shares or resulted in the issuance of common share that then shared in the earnings. A reconciliation of earnings per share used for the basic and diluted earnings per share computations is as follows for the year ended December 31, 2008:

Weighted  average  common  shares  outstanding  -  basic          5,505,556
Effect  of  warrants  -  (antidilutive)                                   -
Effect  of  dilutive  securities  -  convertible  debt           51,812,899
                                                                 ----------
Weighted  average  common share outstanding - diluted            57,318,455

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

NOTE  2-GOING  CONCERN  AND  LIQUIDATION  OF  TRUST  ACCOUNT

 JK Acquisition's cash position as of December 31, 2008 is $171. JK Acquisition has outstanding payables of $26,038 and amounts due to related parties for interest and management fees of $51,254 as of December 31, 2008. As of December 31, 2008, short term debt was $941,282.

Because of the abandonment of the merger discussed in Note 10 and the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

The Company liquidated the Trust Fund established by the Company at the consummation of its initial public offering (the "IPO") and into which a certain amount of the net proceeds of the IPO were deposited (the "Trust Fund"). The payment date for distributions from the Trust Fund was June 2, 2008. The ex dividend date was set at June 3, 2008. Public stockholders holding shares as of the end of the day preceding the "ex dividend" date set by the Financial Industry Regulatory Authority (FINRA) were entitled to receive the distributions. Public stockholders who sold their shares before the "ex dividend" date also sold the right to the distribution by virtue of a due bill. Due bills were redeemable on June 5, 2008. At the date of liquidation, June 2, 2008, the Trust Fund had a balance of $81,190,595 (net of $98,110 withheld for taxes). The liquidation of the Trust Fund resulted in a distribution of $6.14 per share to eligible shareholders.

NOTE  4  -  ADVANCES FROM SHAREHOLDERS, NOVATION AGREEMENT AND CONVERTIBLE NOTES

 On  May  23,  2007, June 14, 2007, July 19, 2007, September 6, 2007, October 9,
2007 and December 29, 2007, JK Acquisition received an aggregate of $825,000 in advances for expenses from two shareholders, Messrs. Wilson and Spickelmier. Proceeds from each of the advances funded JK Acquisition's ongoing continuing operating expenses.

On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to the Messrs. Wilson and Spickelmier would be due in payable in full on demand, and
(d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. During the fourth quarter of 2008 Messrs. Wilson and Spickelmier advanced an additional $13,100 bringing the total under the Novation Agreement to $941,282 with accrued interest of $28,754 as of December 31, 2008. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008. See Note 10 for discussion of the special meeting of stockholders.

In July, 2008, the Company revised the terms of the above stated debt with its shareholders, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion rate of $.008. The other terms of the note are substantially the same as those described in the preceding paragraph. The modification of the note agreements to include a conversion feature resulted in a substantial modification of debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As a result, the Company recognized a loss on extinguishment of debt of $928,182 for the year ended December 31, 2008.

NOTE  5  -  DERIVATIVE  LIABILITY

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

NOTE  6  -  TRUST  FUND

The Trust Fund is classified as a current asset at December 31, 2007 due to the termination of the proposed merger as described in Note 10.

NOTE  7-  EQUITY

On April 10, 2006, JK Acquisition declared a stock dividend of 0.061111 shares for each share outstanding. After the stock dividend, there were 986,111 shares outstanding which were issued during 2005 for $31,250 in cash. All transactions and disclosures in the financial statements related to the Company's common stock, have been adjusted to reflect the results of the stock dividend.

On April 10, 2006, JK Acquisition sold 333,334 units (each unit consists of one-third (1/3) share of common stock and two warrants) to two existing shareholders for $2,000,004 in a private placement.

On April 17, 2006, JK Acquisition sold 13,225,000 units through an initial public offering to the public at a price of $6.00 per unit. Each unit consists of one third (1/3) share of common stock and two redeemable common stock purchase warrants. JK Acquisition received proceeds of $74,606,890, net of offering costs of $4,743,110. On May 11, 2006, the warrants and common stock were separated from the units and began to trade separately.

Each warrant entitles the holder to purchase one third (1/3) share of common stock at an exercise price of $5.00 per one third (1/3) share of common stock. The warrants have a life of four years after which they will expire. JK Acquisition has a right to call the warrants, provided the common stock has traded at a closing price of at least $25.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If JK Acquisition calls the warrants, the holder will either have to redeem the warrants by purchasing the common stock from JK Acquisition for $5.00 for one third (1/3) share of common stock or the warrants will expire. As of December 31, 2008 and 2007 all warrants remain outstanding and excercisable.

Warrant  summary  as  of  December  31,  2008

                                             Number of          Weighted
                                             Warrants           Average
                                            Outstanding         Exercise
                                               and              Price
                                            Exercisable

Warrants outstanding, inception (May 11, 2005)        -               -
Warrants issued                                       -               -
Warrants expired/forfeited                            -               -
                                              -------------------------
Warrants outstanding, December 31, 2006               -               -

Warrants issued                              27,116,668          $5.00
Warrants expired/forfeited                            -              -
                                            --------------------------
Warrants outstanding, December 31, 2007      27,116,668          $5.00
Warrants expired / forfeited                          -              -
                                           ---------------------------
Warrants outstanding, December 31, 2008      27,116,668          $5.00
                                           ===========================


                       Exercise     Number of     Weighted       Aggregate
                        Price        Warrants      Average       Intrinsic
                                                 Contractual       Value
                                                   Life (in
                                                    years)

 Warrants                $5.00      27,116,668       1.25          $0.00

NOTE  8  -  STOCK  OPTION

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

NOTE  9  -  RELATED  PARTY  TRANSACTION

JK Acquisition has agreed to pay 4350 Management, LLC, a related party and privately-held company owned by JK Acquisition's chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. This agreement was terminated March 31, 2008. For the year ended December 31, 2008, $22,500 has been expensed for the administrative fee of which the entire amount is unpaid as of December 31, 2008.

NOTE 10- TERMINATION OF PROPOSED MERGER AGREEMENT AND SPECIAL MEETING OF STOCKHOLDERS

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

NOTE  11-GAIN  ON  SETTLEMENT  OF  DEBT

JK Acquisition reached settlement with certain service providers in an amount totaling $662,720 in conjunction with the termination of the proposed merger agreement described in Note 10. These amounts were recorded as a gain on settlement of debt for the year ended December 31, 2008.