Form 10-Q
period 2009-03-31
JK Acquisition Corp.
filed 2009-05-11
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 11, 2009, , 5,505,556 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                              JK ACQUISITION CORP.
                               TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                             1
        Balance Sheets (Unaudited)                                       1
        Statements of Expenses (Unaudited)                               2
        Statements of Cash Flows (Unaudited)                             3
        Notes to Unaudited Financial Statements                          5
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              6
Item 3. Quantitative and Qualitative Disclosures about Market Risk       7
Item 4. Controls and Procedures                                          7
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                8
Item 1a. Risk Factors                                                    8
Item 5. Other Information                                                8
Item 6. Exhibits                                                         8

SIGNATURES                                                              10

INDEX TO EXHIBITS                                                       10

  Certification Pursuant to Section 302
  Certification Pursuant to Section 302
  Certification Pursuant to Section 906

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
                                  (UNAUDITED)

                                                  March 31,        December 31,
                                                     2009               2008
                                                  ---------        ------------
Current assets:
Cash                                             $     994          $     171
                                                  ---------------------------
                    Total current assets               994                171
                                                  ---------------------------
                           Total Assets          $     994          $     171
                                                  ===========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses            $     32,218       $  26,038
Due to related parties                                 63,110          51,254
Short term debt-due to shareholders                   948,487         941,282
                                                 ----------------------------
               Total Liabilities                    1,043,815       1,018,574

Stockholders' equity (deficit):

Preferred stock, $0.0001 par value,
   1,000,000 shares authorized, none
   issued and outstanding                                    -               -

Common stock, $0.0001 par value,  600,000,000
   shares authorized, 5,505,556 shares issued
   and outstanding at March 31, 2009 and
   December 31, 2008, respectively                        551             551
Paid-in capital                                       928,182         928,182
Earnings (deficit) accumulated during the
   development stage                               (1,971,554)     (1,947,136)
                                                   --------------------------
     Total Stockholders' Equity (Deficit)          (1,042,821)     (1,018,403)
                                                   --------------------------
Total Liabilities and Stockholders' Equity
   (Deficit)                                       $     994        $     171
                                                   ==========================

                  See notes to unaudited financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                      AND
             PERIOD FROM MAY 11, 2005 (INCEPTION) TO MARCH 31, 2009
                                  (UNAUDITED)

                                 Three Months Ended March 31      Period from
                                                                  Inception to
                                       2009        2008          March 31, 2009
                                  -----------   ------------    ---------------

Operating Expenses:
General & Administrative          $   12,562     $ 62,773       $    925,695
Impairment of deferred
   transaction costs                       0            0          1,844,724
                                  ------------------------------------------
Operating loss                      (12,562)     (62,773)         (2,770,419)

Other income (expense):
Interest income                           -      572,541          (5,663,530)
Interest Expense                     11,856            -             968,792
Loss on extinguishment of debt            -            -                   0
Gain/loss on settlement of debt           -            -            (662,719)
Gain(loss) on derivative liabilities      -            -            (203,596)
                                  ------------------------------------------
Total Other income                  (11,586)     572,541          (5,561,053)
                                  ------------------------------------------
Net income (loss)                   (24,418)     509,768           2,790,634
Income tax expense (benefit)              -            -               5,687
                                  ------------------------------------------
Net income (loss)                 $ (24,418)   $ 509,768       $   2,784,947
                                  ==========================================

Earnings (loss) per share:
   Basic                          $ (  0.00)   $    0.03
                                  ======================

   Diluted                        $ (  0.00)   $    0.03
                                  ======================

Weighted average number of
   shares outstanding:
      Basic                       5,505,556   16,516,667
                                  ======================

      Diluted                     5,505,556   20,165,053
                                  ======================

                See  notes to unaudited financial statements

                        JK ACQUISITION CORP.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
             Three Months ended March 31, 2009 and 2008
                             and
       Period from May 11, 2005 (Inception) to March 31, 2009
                       (Unaudited)

                              Three Months Ended March 31,      Period from
                                                               Inception to
                                  2009          2008          March 31, 2009
                              ------------   ------------    ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
Net income (loss)               (  24,418)     509,768       $   2,784,946
Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
Investment income                        -    (572,541)         (5,663,530)
Loss(Gain) on derivative
   liabilities                           -           -            (203,596)
Gain on settlement of debt               -           -            (662,719)

Impairment of deferred
   transaction costs                     -           -           1,828,626
Loss on extinguishment of debt           -           -             928,182
Change in:
   Other current assets                  -           -                   -
   Accounts payable and accrued
     expenses                        6,180       6,828             694,936
   Due to related party             11,856           -              63,110
                              --------------------------------------------
Net cash used in operating
   activities                      (6,382)     (55,945)           (230,045)

CASH FLOWS FROM INVESTING
ACTIVITIES
Deferred transaction costs              -            -          (1,828,626)
Payment to trust account                -            -         (76,532,404)
Disbursements from trust account        -            -          82,195,934
                              --------------------------------------------
Net cash provided by investing
   activities                           -            -           3,834,904

CASH FLOWS FROM FINANCING
ACTIVITIES
Gross proceeds from public
   offering                             -            -          79,350,000
Gross proceeds from private
   placement                            -            -           2,000,004
Proceeds from sale of stock             -            -              31,250
Proceeds from sale of underwriter
   options                              -            -                 100
Proceeds from advances from
   stockholders                     7,205            -           1,277,487
Payments on advances from
   stockholders                         -            -            (329,000)
Cash paid for offering costs            -            -          (4,743,110)
Special dividend payment                -            -         (81,190,596)
                             ---------------------------------------------
Net cash provided by (used in)
   financing activities             7,205            -          (3,603,865)
                             ---------------------------------------------
Net change in cash                    823      (55,945)                994
Cash at beginning of period           171      109,917                   -
                             ---------------------------------------------
Cash at end of period        $        994  $    53,972       $         994
                             =============================================

Supplemental disclosures:
Cash paid for interest       $          -  $         -       $           -
Cash paid for income taxes              -            -               7,228

Non-cash transactions:
Common stock subject to
   redemption                $         -   $  (15,299,099)   $           -
Increase (Decrease) in the
   value of comon stock
   subject to redemption               -         (629,606)               -
Conversion of  Shareholder
   Advances to Notes                   -                -          928,182
Derivative liabilities                 -                -                -

              See notes to unaudited financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in JK Acquisition's annual report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008 and the period from May 11, 2005 (inception) to March 31, 2009 as reported in the Form 10-K have been omitted.

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

NOTE 2- GOING CONCERN AND LIQUIDATION OF TRUST ACCOUNT

         JK Acquisition's cash position as of March 31, 2009 is $994. JK Acquisition has outstanding payables of $32,218 as of March 31, 2009. As of March 31, 2009 due to related parties was $63,110. As of March 31, 2009, short term debt due to shareholders was $948,487.

Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - CONVERTIBLE NOTES

       During the three months ended March 31, 2009 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $7,205 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes. As of March 31, 2009, the Company recorded $40,610 of accrued interest relating to these notes.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and 2008

     For the three months ended March 31, 2009, we had a net loss of $24,418, compared to net income of $509,768 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we incurred $12,562 of general and administrative expenses and $11,856 of interest expense as compared to the three months ended March 31, 2008, when we incurred $62,773 of general and administrative expenses and interest income on the trust fund investments of $572,541.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of March 31, 2009 is $974. As of March 31, 2009, JK Acquisition has outstanding payables of $32,218, due to related parties of $63,110 and short term debt due to shareholders of $948,487.

Because of the Company's current cash position versus its outstanding payables and other short term liabilities, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

On January 27, 2009, February 24, 2009 and March 12, 2009 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $7,205 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes. of March 31, 2009, the Company recorded $40,610 of accrued interest relating to these notes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

 We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of March 31, 2009, were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

None

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

                                         JK ACQUISITION CORP.

Date: March 31 , 2009                    By:  /s/ James P. Wilson
                                              -------------------
                                              James P. Wilson
                                              Chairman of the Board of
                                              Directors, Chief Executive
                                              Officer and  Secretary
                                             (Principal Executive Officer)
                                             (Principal Financial and Accounting
                                              Officer)

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