Form 10-Q
period 2009-06-30
JK Acquisition Corp.
filed 2009-08-04
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2009

                                       or

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

As of July 28, 2009, 5,505,556 shares of the registrant's common stock, par value $0.0001 per share, were outstanding.

                              JK ACQUISITION CORP.
                               Table of Contents

                                                                    Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                          1
Balance Sheets (Unaudited)                                            1
Statements of Expenses (Unaudited)                                    2
Statements of Cash Flows (Unaudited)                                  4
Notes to Unaudited Financial Statements                               6
Item 2. Management's Discussion and Analysis of Financial
    Condition and Results  of Operations                              7
Item 3. Quantitative and Qualitative Disclosures about
    Market Risk                                                       8
Item 4. Controls and Procedures                                       8
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                             9
Item 1a. Risk Factors                                                 9
Item 5. Other Information                                             9
Item 6. Exhibits                                                      9
SIGNATURES                                                           10
INDEX TO EXHIBITS                                                    11
  Certification Pursuant to Section 302
  Certification Pursuant to Section 302
  Certification Pursuant to Section 906

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,          December 31,
                                                2009                2008
                                            -----------      --------------
Current assets:
Cash                                        $         5       $       171
                                            -----------       -----------
Total current assets                                  5               171
                                            -----------       -----------
    Total Assets                            $         5       $       171
                                            ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Accounts payable and accrued expenses       $    25,938       $    26,038
Due to related parties                           75,210            51,254
Short term debt-due to shareholders             967,624           941,282
                                            -----------       -----------
      Total Liabilities                       1,068,772         1,018,574

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value,
  1,000,000 shares authorized, none
  issued and outstanding              -               -                  -
Common stock, $0.0001 par value,
  50,000,000 shares authorized,
  5,505,556 shares issued and
  outstanding                                       551                551
Paid-in capital                                 928,182            928,182
Deficit accumulated during the
  development stage                          (1,997,500)        (1,947,136)
                                            -----------        -----------
    Total Stockholders' Deficit              (1,068,767)        (1,018,403)
                                            -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                   $         5        $       171
                                            ===========        ===========

                  See notes to unaudited financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF EXPENESES
                                  (UNAUDITED)




                                                                   Inception
                   Three Months Ended    Six Months Ended        (May 11, 2005)
                         June 30               June 30            to June 30,
                      2009       2008       2009       2008          2009
                     -------  ---------   ---------  ----------   ------------
Operating expenses:

General &
  administrative  $   13,845  $  72,416   $  26,407  $  135,189   $    955,640
Impairment of
  deferred trans-
  action costs             0          0           0           0      1,828,626
                     -------  ---------   ---------  ----------   ------------
Operating loss       (13,845)   (72,416)    (26,407)   (135,189)    (2,784,266)
                     -------  ---------   ---------  ----------   ------------

Other income (expense):
Interest Income            -    313,999           -     886,540      5,663,531
Interest Expense     (12,100)         -     (23,956)          -        (52,706)
Loss on extinguishment
  of debt                  -          -           -           -       (928,182)
Gain on settlement of
  debt                     -    662,720           -     662,720        662,720
Gain (loss) on
  derivative
  liabilities              -          -           -           -        203,596
                      ------  ---------   ---------  ----------   ------------
Total other income
  (expense)          (12,100)   976,719     (23,956)  1,549,260      5,548,959
                      ------  ---------   ---------  ----------   ------------

Net income (loss)    (25,945)   904,303     (50,363)  1,414,071      2,764,693

Income tax expense         -          -           -           -          5,692
                      ------  ---------   ---------  ----------   ------------
Net income (loss)    $(25,945) $904,303   $ (50,363) $1,414,071   $  2,759,001
                     ========  ========   =========  ==========   ============

Earnings (loss) per share:
   Basic             $  (0.00) $   0.16   $   (0.01) $     0.26   $        n/a
                     ========  ========   =========  ==========   ============

   Diluted           $  (0.00) $   0.16   $   (0.01) $     0.24   $        n/a
                     ========  ========   =========  ==========   ============

Weighted average number
  of common shares
  outstanding:
     Basic          5,505,556 5,505,556   5,505,556   5,505,556            n/a
                    ========= =========   =========   =========   ============

     Diluted        5,505,556 5,505,556 126,458,556   5,885,353            n/a
                    ========= ========= ===========   =========   ============

                  See notes to unaudited financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW

                           Six Months Ended June 30, 2009        Period from
                                                             Inception (May 11,
                                                                    2005) to
                                 2009          2008            June 30, 2009
                            -------------   ------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income (loss)       $     (50,363)   $     1,414,071  $    2,759,001
    Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
      Investment income                 -           (886,540)     (5,663,531)
      Loss (Gain) on
      derivative liabilities            -                  -        (203,596)
      Gain on settlement of
      debt                              -           (662,720)        662,720
      Impairment of deferred
      transaction costs                 -                  -       1,828,626
      Loss on extinguishment
      of debt                           -                  -         928,182
      Change in:
        Other current assets            -               (132)              -
        Accounts payable and
        accrued expenses             (101)          (143,135)       (688,658)
        Due to related party       23,956                  -          75,209
                            -------------   ----------------   -------------
Net cash used in operating
  activities                      (26,508)          (278,456)       (250,171)

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Deferred transaction
    costs                                                  -      (1,828,626)
    Payment to trust account                               -     (76,532,404)
    Disbursements from trust
    account                              -        81,288,706      82,195,934
                             -------------   ---------------   -------------
Net cash provided by
  investing activities                   -        81,288,706       3,834,904

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Gross proceeds from
    public offering                      -                 -      79,350,000
    Gross proceeds from
    private placement                    -                 -       2,000,004
    Proceeds from sale of
    stock                                -                 -          31,250
    Proceeds from sale of
    underwriter option                   -                 -             100
    Proceeds from advances
    from stockholders               26,342           103,182       1,296,624
    Payments on advances
    from stockholders                    -                 -        (329,000)

    Cash paid for offering
    costs                                -                 -      (4,743,110)
    Special dividend payment                     (81,190,596)    (81,190,596)
                             -------------   ---------------   -------------
Net cash provided by
financing activities                26,342       (81,087,414)     (3,584,728)
                             -------------   ---------------   -------------
Net change in cash                    (166)          (77,164)              5
Cash at beginning of period            171           109,917               -
                             -------------   ---------------   -------------
Cash at end of period        $           5   $        32,754   $           5
                             =============   ===============   =============

Supplemental disclosures:
Cash paid for interest       $           -   $             -   $           -
Cash paid for income taxes               -                 -           7,228

Non-cash transactions:
Common stock subject to
  redemption                 $           -   $   (15,299,099)  $           -
Increase (Decrease in value
of common stock subject to
redemption                              -           (629,606)              -
Conversion of Shareholder
Advances to Notes                       -                  -         928,182


                  See notes to unaudited financial statements

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in JK Acquisition's annual report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008 in the Form 10-K have been omitted.

DEVELOPMENT STAGE COMPANY

JK Acquisition Corp. has had no operations since inception and is a development stage company.

NOTE 2-GOING CONCERN

         JK Acquisition's cash position as of June 30, 2009 is $5. JK Acquisition has outstanding payables of $25,938 as of June 30, 2009. As of June 30, 2009 due to related parties was $75,210. As of June 30, 2009, short term debt due to shareholders was $967,624.

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

NOTE 3 - CONVERTIBLE NOTES

     During six months ended June 30, 2009 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $26,342, respectively, in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced as of December 31, 2008 to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes. As of June 30, 2009, the Company recorded $75,210 of accrued interest relating to these notes.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, we had a net loss of $50,363, compared to net income of $1,414,071 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we incurred $26,407 of general and administrative expenses and $23,956 interest expense as compared to the six months ended June 30, 2008, when we incurred $135,189 of general and administrative expenses offset by a gain on settlement of debt of $662,720 and interest income on the trust fund investments of $886,540.

Comparison of Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009, we had a net loss of $25,945, compared to net income of $904,303 for the three months ended June 30, 2008. For the three months ended June 30, 2009, we incurred $13,845 of general and administrative expenses and $12,100 of interest expense as compared to the three months ended June 30, 2008, when we incurred $72,416 of general and administrative expense and $15,619 of impairment expenses offset by a gain on settlement of debt of $662,720 and interest income on the trust fund investment of $313,999.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of June 30, 2009 is $5. As of June 30, 2009, JK Acquisition has outstanding payables of $25,938, due to related parties of $75,210 and short term debt due to shareholders of $967,624.
Because of the Company's current cash position versus its outstanding payables and other short term liabilities, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

During the six months ended June 30, 2009, the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $26,342 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes for a total of $967,624 at June 30, 2009. As of June 30, 2009, the Company recorded $75,210 of accrued interest relating to these notes.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

 We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of June 30, 2009, were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

                                      JK ACQUISITION CORP.

Date: August 4, 2009                  By:  /s/ James P. Wilson
                                           -------------------
                                           James P. Wilson
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary
                                           (Principal Executive Officer)
                                           (Principal Financial and Accounting
                                           Officer)

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