Form 10-Q
period 2009-09-30
JK Acquisition Corp.
filed 2009-10-26
CIK 1328208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2009

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

As of October 26, 2009, 5,505,556 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

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
  Certification Pursuant to Section 302
  Certification Pursuant to Section 302
  Certification Pursuant to Section 906

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                            September 30,      December 31,
                                                2009                2008
                                            -----------      --------------
Current assets:
Cash                                        $        10       $       171
                                            -----------       -----------
Total current assets                                 10               171
                                            -----------       -----------
    Total Assets                            $        10       $       171
                                            ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:

Accounts payable and accrued expenses       $    27,185       $    26,038
Due to related parties                           87,482            51,254
Debt-due to shareholders                        974,647           941,282
                                            -----------       -----------
      Total Liabilities                       1,089,314         1,018,574

Stockholders' (deficit):
Preferred stock, $0.0001 par value,
  1,000,000 shares authorized, none
  issued and outstanding              -               -                  -
Common stock, $0.0001 par value,
  50,000,000 shares authorized,
  5,505,556 shares issued and
  outstanding at September 30, 2009
  and December 31, 2008, respectively               551                551
Paid-in capital                                 928,182            928,182
Deficit accumulated during the
  development stage                          (2,018,037)        (1,947,136)
                                            -----------        -----------
    Total Stockholders' Deficit              (1,089,304)        (1,018,403)
                                            -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                   $        10        $       171
                                            ===========        ===========

                  See notes to unaudited financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF EXPENSES
                                  (UNAUDITED)

                                                                   Inception
                   Three Months Ended      Nine Months Ended     (May 11, 2005)
                        September 30          September 30        to September
                      2009       2008       2009       2008         30, 2009
                     -------  ---------   ---------  ----------   ------------
Operating expenses:

General &
  administrative  $    8,266  $  34,973   $  34,673  $  170,162   $    947,808
Impairment of
  deferred trans-
  action costs             0          0           0           0      1,844,724
                     -------  ---------   ---------  ----------   ------------
Operating loss        (8,266)   (34,973)    (34,673)   (170,162)    (2,792,532)
                     -------  ---------   ---------  ----------   ------------

Other income (expense):
Interest Income            -          -           -     886,540      5,663,531
Interest Expense     (12,272)  (939,785)    (36,228)   (939,785)       (64,978)
Loss on extinguishment
  of debt                  -          -           -           -       (928,182)
Gain on settlement of
  debt                     -          -           -     662,720        662,720
Gain (loss) on
  derivative
  liabilities              -          -           -           -        203,596
                      ------  ---------   ---------  ----------   ------------
Total other income
  (expense)          (12,272)  (939,785)     (36,228)    609,475      5,536,687
                      ------  ---------   ---------  ----------   ------------

Net income (loss)    (20,538)  (974,758)     (70,901)    439,313      2,744,155

Income tax expense         -          -            -           -          5,692
                      ------  ---------   ---------  ----------   -------------
Net income (loss)    $(20,538)$(974,758)   $ (70,901) $  439,313   $  2,738,463
                     ========  ========   =========  ==========   ============

Earnings (loss) per share:
   Basic             $  (0.00) $  (0.18)  $   (0.01) $     0.08   $        n/a
                     ========  ========   =========  ==========   ============

   Diluted           $  (0.00) $  (0.18)  $   (0.01) $     0.01   $        n/a
                     ========  ========   =========  ==========   ============

Weighted average number
  of common shares
  outstanding:
     Basic          5,505,556 5,505,556   5,505,556   5,505,556            n/a
                    ========= =========   =========   =========   ============

     Diluted        5,505,556 5,505,556   5,505,556  35,790,906            n/a
                    ========= ========= ===========   =========   ============

                  See notes to unaudited financial statements.

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW

                           Nine Months Ended September 30,      Period from
                                                             Inception (May 11,
                                                                 2005) to
                                 2009          2008         September 30, 2009
                            -------------   ------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income (loss)       $     (70,901)   $       439,313  $    2,738,463
    Adjustments to reconcile
    net income (loss) to net
    cash used in operating
    activities:
      Investment income                 -           (886,540)     (5,663,531)
      Loss (Gain) on
      derivative liabilities            -                  -        (203,596)
      Gain on settlement of
      debt                              -           (662,720)       (662,720)
      Impairment of deferred
      transaction costs                 -                  -       1,828,626
      Loss on extinguishment
      of debt                           -            928,182         928,182
      Change in:
        Other current assets            -               (132)              -
        Accounts payable and
        accrued expenses            1,147           (161,441)        689,906
        Due to related party       36,228             34,103          87,481
                            -------------   ----------------   -------------
Net cash used in operating
  activities                      (33,526)          (309,235)       (257,189)

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Deferred transaction
    costs                               -                  -      (1,828,626)
    Payment to trust account            -                  -     (76,532,404)
    Disbursements from trust
    account                             -         81,288,706      82,195,934
                             -------------   ---------------   -------------
Net cash provided by
  investing activities                  -         81,288,706       3,834,904

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Gross proceeds from
    public offering                     -                  -      79,350,000
    Gross proceeds from
    private placement                   -                  -       2,000,004
    Proceeds from sale of
    stock                               -                  -          31,250
    Proceeds from sale of
    underwriter option                  -                  -             100
    Proceeds from advances
    from stockholders              33,365            103,182       1,303,647
    Payments on advances
    from stockholders                   -                  -        (329,000)

    Cash paid for offering
    costs                               -                  -      (4,743,110)
    Special dividend payment            -        (81,190,596)    (81,190,596)
                             -------------   ---------------   -------------
Net cash provided by
financing activities               33,365        (81,087,414)     (3,577,705)
                             -------------   ---------------   -------------
Net change in cash                   (161)          (107,943)             10
Cash at beginning of period           171            109,917               -
                             -------------   ---------------   -------------
Cash at end of period        $         10   $          1,974   $          10
                             =============   ===============   =============

Supplemental disclosures:
Cash paid for interest       $          -   $              -   $           -
Cash paid for income taxes              -                  -           7,228

Non-cash transactions:
Common stock subject to
  redemption                 $          -   $    (15,299,099)  $           -
Decrease in value of common
  stock subject to redemption           -           (629,606)              -
Conversion of Shareholder
Advances to Notes                      -             928,182         928,182


                  See notes to unaudited financial statements

                                      -5-
<PAG

                              JK ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of JK Acquisition Corp. (also hereinafter referred to as "JK Acquisition" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in JK Acquisition's annual report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2008 as reported in the Form 10-K have been omitted.

DEVELOPMENT STAGE COMPANY

JK Acquisition Corp. has had no operations since inception and is a development stage company.

NOTE 2-GOING CONCERN

         JK Acquisition's cash position as of September 30, 2009 is $10. JK Acquisition has outstanding payables of $27,185 as of September 30, 2009. As of September 30, 2009 due to related parties was $87,482. As of September 30, 2009, short-term debt due to shareholders was $974,647.

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

NOTE 3 - DUE TO SHAREHOLDERS

       During nine months ended September 30, 2009, the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $33,365, in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier are an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes. As of September 30, 2009, the Company recorded $64,982 of accrued interest relating to these notes.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      JK Acquisition Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 5 - SUBSEQUENT EVENTS

     The Company evaluated events up through October 22, 2009 and determined that there are none to disclose.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, we had a net loss of $70,901, compared to net income of $439,313 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we incurred $34,673 of general and administrative expenses and $36,228 interest expense as compared to the nine months ended September 30, 2008, when we incurred $170,162 of general and administrative expenses, $939,785 of interest expense, offset by a gain on settlement of debt of $662,720 and interest income on the trust fund investments of $886,540.

Comparison of Three Months Ended September 30, 2009 and 2008

For the three months ended September 30, 2009, we had a net loss of $20,538, compared to net loss of $974,758 for the three months ended September 30, 2008. For the three months ended September 30, 2009, we incurred $8,266 of general and administrative expenses and $12,272 of interest expense as compared to the three months ended September 30, 2008, when we incurred $34,973 of general and administrative expense and $939,785 of interest expense.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

          JK Acquisition's cash position as of September 30, 2009 is $10. As of September 30, 2009, JK Acquisition has outstanding payables of $27,185, due to related parties of $87,482 and short term debt due to shareholders of $974,647.

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

During the nine months ended September 30, 2009, the Company borrowed from James
P. Wilson and Keith D. Spickelmier an aggregate amount of $33,365 in order to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier is an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $941,282 pursuant to the terms of the existing convertible promissory notes for a total of $974,647 at September 30, 2009. As of September 30, 2009, the Company recorded $64,982 of accrued interest relating to these notes which is included in Due to Related Parties.

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

Evaluation  of  Disclosure  Controls  and  Procedures
 We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of September 30, 2009, were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.


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

None

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

                                      JK ACQUISITION CORP.

Date: October 26 , 2009               By:    /s/ James P. Wilson
                                             -------------------
                                             James P. Wilson
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer and
                                             Secretary
                                             (Principal Executive Officer)
                                             (Principal Financial and Accounting
                                             Officer)

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