Form 10-K
period 2009-12-31
Golden Gate Homes, Inc.
filed 2010-03-31
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2009

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to

                        Commission File Number 001-32574

                            GOLDEN GATE HOMES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                              87-0745202
    (State or other jurisdiction      (I.R.S. Employer Identification No.)
  of incorporation or organization)

   855 Bordeaux Way Suite 200, Napa, California        94558
     (Address of principal executive offices)       (Zip Code)

                   Issuer's Telephone Number:  (707) 254-8880

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

          Units of Common Stock and Warrants to Purchase Common Stock
          -----------------------------------------------------------

                    Common Stock, par value $.0001 per share
                    ----------------------------------------

                  Warrants to purchase shares of Common Stock
                  -------------------------------------------
                                (Title of Class)

     Indicate  by  check mark if the registrant is a well-known seasoned issuer,
as  defined  in  Rule  405  of  the  Securities  Act.  Yes [ ]    No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements  for  the  past  90  days.  Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]            Accelerated filer          [ ]

Non-accelerated filer     [ ]            Smaller reporting company  [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $14,700.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,647,687 shares of common stock, par value $0.0001 per share, 26,927,018 warrants and 31,609 units as of March 26, 2010.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                PART  I.

ITEM  1.  BUSINESS

OVERVIEW.

EARLY  COMPANY  HISTORY

     The Company has historically been a blank check company. It was formed in 2005 under the name "JK Acquisition Company" (which was subsequently changed to "JK Acquisition Corp."), to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. On April 11, 2006, the Company completed its initial public offering (the "IPO") of equity securities, raising net proceeds of $76,632,404. On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger ("Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. As a result, the Company's Board of Directors determined it would be in the best interests of the stockholders to distribute to stockholders holding shares of Common Stock issued in the IPO all amounts held in a trust fund (net of applicable taxes) established by the Company at the consummation of the IPO into which a certain amount of the net proceeds from the IPO had been deposited.

     Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Ultimately, the Board of Director proposed to amend the Company's certificate of incorporation to permit the continuance of the Company as a corporation beyond the time currently specified in the Company's certificate of incorporation. The Company's stockholders approved this amendment to the Company's certificate of incorporation. After such approval, the Board of Director began seeking a company or companies that the Company could acquire or with which it could merge.

RECENT  CHANGE  IN  CONTROL

     Before any acquisition or merger of the type described in the preceding paragraph occurred, a change in control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held
Delaware corporation ("GGH"), acquired from James P. Wilson and Keith D. Spickelmier 1,935,382 and 1,584,923 shares of the Company's common stock, respectively, theretofore owned by them separately, for an aggregate of 3,520,305 shares of common stock, representing approximately 96.5% of the outstanding shares of the Company's common stock and the controlling interest in the Company. The purchase prices paid for these shares were $171,875 to Mr. Wilson and $140,625 to Mr. Spickelmier. Steven Gidumal and Brandon Birtcher each own one-third of GGH, and two trusts of which Tim Wilkens is the trustee, The Wilkens 2000 Trust and The Wilkens 2003 Trust (the "Wilkens Trusts"), own the remaining one-third of GGH. Biographical information about Messrs. Gidumal, Wilkens and Birtcher is set forth in "ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE" below. The funds for the purchase of the shares came personally from Messrs. Gidumal and Birtcher, and from the accounts of the Wilkens Trusts. GGH purchased the shares to pursue a business opportunity through the Company. For more information about this business opportunity, see "The Company's New Business" below.

     In connection with the transaction described in the preceding paragraph, James P. Wilson resigned from the Company's Board of Directors on December 31, 2009, and Steven Gidumal was elected to the Board to fill the newly created vacancy, to serve along with Keith D. Spickelmier, who subsequently resigned as a director on March 17, 2010, and was replaced by Tim Wilkens. In addition, all of the Company's then serving officers resigned, and the Company elected a new slate of officers. For information about the new directors and officers, see "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE" below. Furthermore, the Company changed its corporate name to "Golden Gate Homes, Inc." and effected a 1-for 35 reverse split of the Company's common stock to improve the Company's capital structure. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CHANGES IN FINANCIAL CONDITION-Liquidity and Capital Resources".


THE  COMPANY'S  NEW  BUSINESS

GENERAL

     As a result of the change in control of the Company, the Company is adopting a significant change in its corporate direction. The Company has decided to focus its initial efforts on a plan of operation that would focus on marketing high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.


INDUSTRY  BACKGROUND

     The Company's management believes that the recession in the United States economy that began in December 2007 has created opportunities in the real estate market. CNNMoney.com has reported that this recession, which is frequently referred to as "the Great Recession," is generally regarded as "the worst economic downturn since the Great Depression." Huliq News has reported that total residential foreclosures in the United States for the two years and nine months ending with the third quarter of 2009 numbered 7,827,219, with the possibility of the total number of foreclosures reaching 25 million before the housing crisis ends. These adverse developments in the United States residential market have had a devastating effect on housing prices. On September 29, 2009, SEATTLEPI.COM reported that the S&P/Case-Schiller Home Price Index released on that date indicated that home prices in 20 metropolitan areas in the United States were down about 33% from a mid-2006 peak.

     Due to the current economic decline and the more restrictive lending conditions in the country, the demand for real estate is, and therefore the prices real estate command are, currently low relative to recent levels. This is reflective in the higher capitalization rates (indicating lower prices) that real estate buyers are asking and real estate sellers are willing to accept for the sale of their properties. The lower prices, in conjunction with the continuing low interest rates available in the market, makes this an attractive period to market U.S. real estate to foreign buyers, either through exclusive sales agreements or consignment transactions, or if financing can also be obtained, through acquisition and resale of properties.

     With the gradual resurgence of the United States economy and easing of capital restraints, the Company believes that properties acquired during this period should experience a natural appreciation in value as demand improves. The Company feels that the forward looking U.S. stock market and the recent upward movement of the S&P/Case-Schiller Home Prices Index indicate the real estate market may have bottomed and a gradual climb into a stronger market cycle may be expected, although there can be no assurance of this. Tim Wilkens, the Company's Chief Executive Officer, is a veteran of the Houston real estate market that went sour in the mid 1980's as oil prices crashed. During the 1980's, Mr. Wilkens led the acquisition of over 600 properties in Houston. Mr. Wilkens believes that an opportune time has arisen in many U.S. real estate markets akin to the real estate market that emerged in Houston during the late 1980's.

     The Company's management believes that real estate developers, as well as banks and lending institutions, are now reluctant owners and forced sellers of properties. Banks are facing situations where state and local approvals have expired, documentation for projects are lost or non-existent, and permits have expired or need to be secured. The inventory of foreclosed REO ("real estate owned" by banks) town homes and condominiums in California (the Company's primary target areas) numbers approximately 37,000 properties that need resolution.

STRATEGY

     The Company's strategy is to distinguish itself and create a unique value proposition. Key components of the Company's strategy include:

     * Use the extensive background of the Company's new management in real estate and distressed situations to grow the Company's new business rapidly.
     * Take advantage of the significant downturn in the residential property markets in selected areas of the United States to capture large discounts on properties to provide a strong value proposition to its overseas buyers. In situations where the Company seeks to control or acquire properties for resale, it will strive to do so at significant discounts to appraised value. Where projects or specific properties have stalled or become unsellable for various reasons related to the lack or expiration of governmental approvals, lack of adequate documentation, the bankruptcy of the developer or cross-collateralization problems, or other similar issues, the Company's new management has ample background to resolve such complex situations and add value for the benefit of all parties involved.
     * Use a rigid selection and, where applicable, acquisition criteria regarding properties to be marketed.
     * Leverage a proprietary property database that the Company is developing to facilitate finding properties to market, which includes many properties that are not up for public sale.
     * Establish a growing list of sellers who want to access the Company's unique overseas distribution network, to facilitate their domestic sales process.

     * Use a unique, exclusive sales and marketing distribution network within China for properties to be marketed and sold through the Company's marketing agreement with Premier Capital, Ltd. ("Premier Capital") a real estate brokerage firm based in Hong Kong that is one of the largest sellers of international properties in China. The Company believes that this approach will attract new buyers (particularly land-ownership desirous Chinese citizens) for United States properties to compensate in part for the lack of buyers currently in the market for these properties.
     * Provide property management expertise to support an expanding number of units sold or owned over time.
     * Provide one-stop acquisition and management services to Chinese and other international buyers, including facilitating their access to US -Chinese lenders.
     * Rapidly turn over inventories of properties to Chinese and other international buyers. The Company will strive to sell entire projects within two to six months of their initial consignment or acquisition, as the case may be. Rapid turnover of properties should lead to an efficient use of capital.



                               Property Selection
                               ------------------

     The Company's management will make all decisions in identifying and selecting prospective target properties. The Company will use a rigorous selection process to bring value to its buyer-clients. In searching for and evaluating prospective target properties, the Company intends to use the following practices:

     * A focus on residential properties, which in many instances may be suitable to being rented by their overseas owners to third-parties;
     * Identification of foreclosed and REO properties by working directly with banks and leading brokers;
     *     Focus  on  well-built,  new  construction  near  major  cities;
     * Monitoring of market forecasts to determine which real estate markets will recover/appreciate sooner while still appealing to the Company's overseas clients;
     * Evaluation of macro factors such as comparable sales, rental demand, interest rates, location, occupancy, county and regional population and job growth factors;
      * Pre-approval of properties (where possible) by property lenders so approvals of financing for buyers move more quickly;
     *     Confirmation  of  projects'  marketability  with  Premier  Capital;
           and
     * Use of the Company's ability to close quickly, when appropriate, to secure the lowest consignment or acquisition price, as the case may be.

     The Company has established general attributes and criteria for prospective target properties. In evaluating a prospective target property, the Company's management will consider, among other factors, the following:

     * The location, quality and perceived desirability and price/value of the project;
     * Management's understanding of re-sale and other conditions of the particular location and market;
     * Management's assessment of the attractiveness of the timing of the consignment or acquisition;
     * Management's assessment of the financial attractiveness of a particular target relative to other available targets, and its potential for upside appreciation and return on investment;
     * For potential acquisition targets, capital requirements and management's assessment of the ability to finance a particular target;
     *     Macro-economic  trends;
     *     Environmental  risks;
     *     Physical  condition  of  the  target;
     * Management's assessment of the ability to manage a particular target and, for potential acquisitions, its ability to redevelop and improve the target; and
     * The overall profit expectation and the return on capital expectation of the project or target.

When considering commercial properties in the future, the Company's management will also consider the following:

     *     Occupancy  in  the  target  vs.  surrounding  market;
     *     Building  design  obsolescence;
     *     Job  growth  forecasts;
     *     Tenant  profile;  and
     *     Lease  rollover  and  potential  for  rent  appreciation.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular property will be based, to the extent relevant, on the above factors as well as other considerations believed relevant by the Company's management in effecting a consignment transaction or acquisition consistent with the Company's business objective. In evaluating a prospective target, the Company will conduct an extensive due diligence review that will encompass, among other things, physical inspection of the property or assets, a review of environmental, zoning, permitted use and title issues, and a review of all relevant financial and other information that is made available to the Company. This due diligence review will be conducted either by the Company's management or by unaffiliated third parties the Company may engage.

     The time and costs required to select and evaluate a target property and to structure and complete the consignment or acquisition cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target that is not ultimately completed will result in a loss to the Company and reduce the amount of capital available to otherwise complete other transactions.

     To the extent the Company acquires financially poor assets or properties, the Company may be affected by numerous risks inherent in the business and operations of such properties or assets. Although the Company's management will endeavor to evaluate the risks inherent in a particular property acquisition, the Company can make no assurances that it will properly ascertain or assess all significant risk factors.


MARKETING

     As a communist (i.e., "communal") country, all land in China is property of the State. Home residents lease their homes under land leases, but no Chinese citizen ''owns'' the land under his or her home. Among the expanding upper middle class to wealthy class in China, home ownership had been unattainable under prior Chinese law, but that has changed in recent years. However, the government is now allowing its citizens to invest overseas, including purchasing overseas residential properties. Executives of more than 100,000 state-owned enterprises are being encouraged to travel internationally to invest their capital. Previously, travel visas were unattainable. Despite the changes in Chinese law to encourage overseas investment, to the best of management's knowledge, no supplier of U.S. residential properties has stepped in to fill this need. The Company plans on introducing Chinese buyers to U.S. residential properties where they currently have no access. The Company plans on providing "one-stop" shopping to the "retail" buyer that wants to own one or more California properties. The Company expects that it will, as an assistance to its overseas buyers: (i) perform the property due diligence, (ii) assist in arranging the bank financing, (iii) manage the buyer's property (find tenants, collect rents, pay bills from owner account, etc.) through a separate affiliated property management firm, and (iv) send quarterly statements to the property buyer/owner.

     The Company will focus on marketing properties to residents of five leading Asian cities: Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen, which have a total population of almost 60 million people. The table below sets forth the respective populations of these five cities.

                POPULATIONS OF THE FIVE LEADING CITIES OF CHINA


                              City       POPULATION
                              ----       ----------
                            Shanghai     18,900,000
                            --------     ----------
                             Beijing     17,400,000
                             -------     ----------
                             Shenzhen     8,600,000
                             --------     ---------
                            Guangzhou     7,700,000
                            ---------     ---------
                            Hong Kong     7,000,000
                            ---------     ---------

          The table set forth after this paragraph reflects the comparable affordability of a California home to a Chinese citizen. The column "Yuan Index to Buy Home" compares the purchase price that a Chinese national would have been required to pay in 2005, the base year, for the average California home (based on the then average price of such home and the then dollar/yuan exchange rate) compared to what the Chinese citizen would have been required to pay in each of the years listed in the table on a 100-point scale. The table reveals that by 2009, Chinese citizens would have been required to pay only 39% of the price they would have been required to spend in order to buy the average California home in 2005. Management believes that this development greatly increases the attractiveness of California properties to Chinese citizens.


               AFFORDABILITY OF CALIFORNIA HOME IN CHINESE YUAN

                Avg. CA          Yuan /     Avg. CA           Yuan Index to
       Year     Home Price($)(3) 1US$(2)  Home Price(Yuan)     Buy Home(1)
       ----     -------------     ----     ----------------     --------

       2009*    $248,000*          6.83     1,693,840             39.1

       2008     $346,400           6.85     2,372,840             54.8

       2007     $560,300           7.62     4,269,486             98.6

       2006     $556,400           7.99     4,445,636            102.7

       2005     $522,700           8.28     4,327,956            100.0

       2004     $450,800           8.28     3,732,624             86.2


*     Forecast from the California Realtors website

(1) Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
(2)   Exchange rate as of June of each year, per Bloomberg.
(3)   Avg. CA Home Price from "California Realtors"' website

STRATEGIC  PARTNER  AND  EXCLUSIVE  MARKETING  AGREEMENT

     The Company has entered into an exclusive marketing agreement with Premier Capital, which management believes is critical to the Company's success. Management believes that Premier Capital is one of the most reputable international real estate consulting firms in Asia and China, and is highly regarded for selling international properties throughout China and other parts of Asia. Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997. It has Chinese offices in Hong Kong, Beijing, Shanghai,
Guangzhou and Shenzhen, the five Asian cities on which the Company will initially focus. Premier Capital also has offices in Australia, Singapore and New Zealand.

     Under the exclusive marketing agreement, the Company has appointed Premier Capital as the Company's exclusive agent for purposes of marketing properties purchased by the Company and approved by Premier Capital ("Approved Properties") in Hong Kong and mainland China. Premier Capital has agreed not to list, market or sell any properties in California, Nevada, Arizona or Washington without the Company's approval. The Company will pay the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital will bear some of these expenses as well. For its services, Premier Capital will be paid a customary brokerage fee for Approved Properties sold in Hong Kong and China. The agreement is for a four-year term ending in the middle of October 2014 and will renew for additional one-year terms so long as the Company provides at least 100 Approved Properties per year pursuant to the agreement. The agreement is the result of an almost 20-year personal relationship between Tim Wilkens, the Company's Chief Executive Officer, and Philip Leung, the owner of Premier Capital. Management believes that, so long as the Company performs satisfactorily under the agreement, the agreement will be renewed. However, if the agreement were to terminate for any reason, the Company would be forced to find an alternative third party to market the Company's properties in China and other parts of Asia. The Company has no assurance that it would be able to find such an alternative third party, in which case the Company's business, prospects, financial condition and results of operations would most likely be materially and adversely affected.


PLAN  OF  OPERATION

GENERAL
-------

     The Company intends to engage primarily in marketing high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from China and other parts of
Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

PROPOSED  INITIAL  ACTIVITIES
-----------------------------

     Thus far, the Company has been engaged in preliminary activities relating to the launch of the Company's plan of operation. The Company expects to commence its plan of operation in earnest by the spring of 2010. However, the commencement of this plan of operation depends in part on the procurement of consignment properties and necessary capital, as discussed in "ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CHANGES IN FINANCIAL CONDITION-Liquidity and Capital Resources".

     The Company's initial business objectives are to establish a meaningful number of sales of residential properties to international buyers (primarily from China and other parts of Asia) by obtaining exclusive rights to sell specific U.S. properties (with an initial focus on California). These selling rights may come in the form of exclusive selling agreements, consignment agreements or outright ownership of certain properties. The use of each of these various selling strategies will depend on the willingness of sellers to engage with the Company on the exclusive sale of properties, the Company's ability to complete such sales to its international buyer client base, and the access and availability of capital to the Company. Management believes that an adequate number of properties are available to be marketed overseas, such that this will not be a limiting factor. The Company believes it will have adequate capital to achieve its initial business objectives, particularly upon the completion of the raising of its "seed" capital from its management and persons working with the Company as described in "ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CHANGES IN FINANCIAL CONDITION-Liquidity and Capital Resources". To the extent that the Company is able to complete larger capital raising transactions, it will be able to pursue a more expansive plan of operation.


EMPLOYEES.

     The  Company currently has 6 employees, of which 2 are full-time employees.


ITEM  1A.  RISK  FACTORS.

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

OUR EXTREMELY LIMITED HISTORY MAKES AN EVALUATION OF US AND OUR FUTURE EXTREMELY DIFFICULT, AND PROFITS ARE NOT ASSURED.

     The Company has historically been a blank check company. It was formed in 2005 to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. As described in "ITEM 1. BUSINESS--OVERVIEW-- Early Company History", on September 6, 2006, the Company, Multi-Shot and various other parties entered into the Merger Agreement and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled because the Company determined that the proposed merger would not receive the votes of its stockholders required for approval. The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned.

     Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business opportunity through the Company, pursuant to which the Company will seek to sell residential real estate in the United States (initially primarily in California) to international home buyers (residing initially in China). See "ITEM 1. BUSINESS--OVERVIEW--Recent Change in Control". Currently, we have entered into several letters of intent for option agreements to acquire residential properties for sale through our distribution partner in China. However, to date, we have established no track record of selling United States properties internationally. In view of our extremely limited operating history, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.


     WE HAVE CERTAIN CAPITAL NEEDS, AND THE PROCUREMENT OF FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

     We currently have no revenues. Our future liquidity will depend upon numerous factors, including the success of our residential property sales efforts and our capital raising activities. We believe we have sufficient funds to run our business for at least the next 12 months but for our long-term stability we will need funds to finance our day-to-day needs, if sales do not materialize within that timeframe. We plan to finance our operations for the next 12 months through cash flow from consignment sales, private placements of debt and equity, possible bank borrowings and possible joint venture arrangements. In addition, we are currently looking for a source of bank financing to provide financing for our international clients to allow them to complete their residential property acquisitions. However, there can be no assurance that we will find such a mortgage lending source. Moreover, there can be no assurance that we will realize the unit sales that we are now anticipating. If our revenues do not materialize for whatever reason, we may have limited ability to expend the capital necessary to undertake or complete consignment or acquisition programs.

     WE  DEPEND  ON  CERTAIN  KEY  PERSONNEL.

     We substantially depend upon the efforts and skills of Steven Gidumal, a director and the Chairman of the Company, Tim Wilkens, a director and the Chief Executive Officer of the Company and Brandon Birtcher, the President of the Company. The loss of Mr. Gidumal's, Mr. Wilkens' or Mr. Birtcher's services, or their inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We currently do not maintain key man life insurance on Mr. Gidumal, Mr. Wilkens or Mr. Birtcher.

     OUR CURRENT MANAGEMENT RESOURCES MAY NOT BE SUFFICIENT FOR THE FUTURE, AND WE HAVE NO ASSURANCE THAT WE CAN ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that (if we need to) we will be successful in attracting highly qualified individuals in key management positions.

     LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

     The corporation law of Delaware allows a Delaware corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Third Amended and Restated Certificate of Incorporation has eliminated our directors' liability to the maximum extent permitted by the corporation law of Delaware. Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for by the corporation law of Delaware. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons. Further, the Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

        MANAGEMENT OWNS A CONTROLLING PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

     Our current management, Steven Gidumal, Tim Wilkens (through two family trusts he controls) and Brandon Birtcher, currently own (directly or indirectly) approximately 96.5% of our outstanding common stock (considered on an undiluted basis) through their ownership of all of the shares of common stock of GGH. Although Section 214 of the Delaware General Corporation Law allows for cumulative voting if a corporation's certificate of incorporation specifically provides for it, the Company's Third Amended and Restated Certificate of Incorporation has no provision for cumulative voting. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

     WE MAY EXPERIENCE RAPID GROWTH, AND IN SUCH CASE WE WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

     We believe that, given the right business conditions and opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

     * Manage relationships with various strategic partners and other third parties;
     *     Hire  and retain skilled personnel necessary to support our business;
     *     Train  and  manage  a  growing  employee  base;  and
     *     Continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed. Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.



     REAL ESTATE PRICES CAN BE VOLATILE, WHICH MAY AFFECT OUR ABILITY TO ATTRACT BUYERS AT THE PRICES WE NEED TO MAKE A PROFIT.

     Our revenues, profitability and future growth and the carrying value of our properties will depend substantially on the prices we realize for the sale of our consigned and owned units. Our realized prices will also affect the amount of cash flow available for subsequent acquisitions and our ability to borrow and raise additional capital. Residential homes are currently in surplus supply and their prices are subject to fluctuation in response to changes in supply and demand. Historically, the markets for California residential real estate have shown consistent growth although the State went through a period of price deflation in the 1993 - 1995 timeframe, and the California market is likely to continue to be volatile during the current recession. Despite the historically low current prices for California residential properties, there can be no assurance that even lower prices will not be experienced in the future. Residential real estate price movements cannot be predicted with certainty. A substantial or extended decline in California residential home prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance property acquisitions.

     THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO SELECT RESIDENTIAL PROJECTS THAT ULTIMATELY PROVE SUCCESSFUL ECONOMICALLY.

     The economic success of any project will depend on a number of factors, including our ability to discern and estimate the quantity of residential projects we can sell at a price sufficient to make a profit after corporate overhead and any financing carrying costs. All of these factors affect whether or not a project will ultimately generate cash flows sufficient to provide a suitable return on investment. Our assessments and estimations of these factors (which are inherently inexact and uncertain) may prove inaccurate. Although we have criterion for selecting the residential projects that we will decide to pursue, we might stray from it. Accordingly, we will have significant flexibility in selecting such projects. There can be no assurance that we will be able to identify economically successful residential projects or that we will be able to pursue these projects successfully even if identified. Our failure to select economically successful residential projects will materially and adversely affect our business, results of operations and financial condition. We will be constantly challenged to add new projects through further consignments or further acquisitions of new properties. There can be no assurance that our acquisition efforts will be successful in adding new profitable projects. If we fail to identify new projects, our future revenues, profitability and cash flows will be adversely impacted.

     WE ARE CURRENTLY FOCUSING OUR PROPERTY CONSIGNMENT AND ACQUISITION EFFORTS IN ONLY ONE GEOGRAPHICAL AREA, AND OUR CURRENT LACK OF GREATER DIVERSIFICATION ENTAILS RISK.

     Currently, all of our potential consignment and acquisition contracts are in the State of California, although we may in the future explore properties in Nevada, Washington, Arizona and Florida. To our foreign clients, California is generally considered a desirable, travel-accessible destination. At the present, our success depends entirely upon our ability to locate and secure properties on a profitable basis in California. There can be no assurance that we will be able to do this, and that we will not encounter one or more problems arising from the particular legal, economic, environmental and market conditions of California. Our current lack of diversification beyond California may make our results of operations more volatile than they would be if we were seeking to sell residential properties in more than one area.


     OUR INABILITY TO PROCURE ADEQUATE INSURANCE COVERAGE FOR CERTAIN OCCURANCES COULD ADVERSELY AFFECT OUR BUSINESS.

     Presently, as we close on projects under contract, we intend to broaden our insurance coverage. However, we may choose not to obtain insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, some risks may either not be fully insurable or not insurable at all. Even if we broaden our insurance coverage, our insurance would probably not cover all potential claims or may not adequately indemnify us for all liability to which we will be exposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition. Moreover, we do not currently carry business interruption insurance.

     WE WILL RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

     Our operations will depend on a number of third parties. We will have limited control over these third parties. We will rely on Premier Capital, an international seller of real estate properties that was founded in 1988 and expanded into China in 1997. We believe that Premier Capital is one of the leading sellers of international properties to Chinese citizens. We will be reliant upon Premier Capital's ability to bring potential buyers to presentations of the Company's real estate in the five leading cities of China and to follow up on all leads with prospective Chinese buyers. The Company has an exclusive four-year agreement with Premier Capital, which limits Premier Capital to sell exclusively the Company's properties located in California, Nevada, Arizona and Washington within China, and the agreement automatically renews for one-year terms upon the satisfaction of certain conditions. See "ITEM 1. BUSINESS - OVERVIEW-- The Company's New Business - Strategic Partner and Exclusive Marketing Agreement". We will also rely upon the services of California based banks to provide mortgage financing to our international buyers. The Company currently is in discussion with a number of banks interested in making mortgage loans to Chinese citizens, and while the level of interest in partnering with the Company appears high, there is no guarantee that such a relationship can be achieved. In addition, we will rely upon our acquisition team to identify promising consignment, auction and acquisition properties suitable for our international clientele. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

     THE UNAVAILABILITY OR HIGH COST OF CONSIGNMENT PROPERTIES COULD MATERIALLY ADVERSELY AFFECT US.

     Either shortages or increases in the cost of consignment properties could delay or adversely affect our operations, which could materially adversely affect our business, financial condition and results of operations. These costs may increase further, and necessary consignment properties may not be available to us at economical prices.

     WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, WHICH CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

          Acquiring, completing, renovating and selling residential properties are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Under these laws and regulations, we could be liable for personal injuries, property damage, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.


     CHANGES IN FOREGN CURRENCY EXCHANGE RATES AND INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS.

     As a company that will focus on marketing real estate located in the United States to foreign buyers, we will be exposed to certain market risks, specifically with regard to foreign currency exchange risks (and initially in particular the dollar/yuan exchange rate) and interest rates. While we will monitor these exposures, we currently have no plan to manage these risks through hedging or other derivatives transactions. As a result, unfavorable changes in foreign currency exchange rates and interest rates could affect the affordability of our properties to prospective foreign buyers, which could have a substantial adverse effect on our financial condition and results of operations.

     OUR COMPETITORS MAY HAVE GREATER RESOURCES, WHICH COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES AND TO BETTER WITHSTAND PERIODS OF LOW MARKET PRICES FOR RESIDENTIAL PROPERTIES.

     The residential real estate industry is intensely competitive, and we compete with other companies that have substantially larger financial resources, operations, staffs and facilities. Many of these companies not only develop, purchase and sell residential properties but also carry on construction operations and market properties on a regional or national basis. Such companies may be able to pay more for residential properties or develop, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue acquisition activities during periods of low home market prices. Our ability to acquire additional properties and to sell them profitability in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

     OUR AUTHORIZED PREFERRED STOCK EXPOSES HOLDERS OF OUR COMMON STOCK TO CERTAIN RISKS.

     Our Third Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.0001 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without stockholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to common stock, including conversion price, and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. Currently, no shares of preferred stock had been issued, nor is there any intention to issue preferred shares at this time.


     OUR  COMMON  STOCK  HAS  EXPERIENCED  ONLY  LIMITED  TRADING.

     Our Common Stock is quoted and traded in limited quantities on the OTC Electronic Bulletin Board in the United States under the symbol "GNGT.OB" Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS.

     We have received no written comments regarding our periodic or current reports from the staff of the Securities Exchanged Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM  2.  PROPERTIES.

     We maintain our executive offices at 855 Bordeaux Way, Suite 200, Napa, California 94558. Our mailing address is Golden Gate Homes, Inc., P.O. Box 2490, Napa, California 94510.

ITEM  3.  LEGAL  PROCEEDINGS.

     To the knowledge of management, there is no litigation or administrative proceeding currently pending or contemplated against us or any of our officers or directors in their capacity as such.

     PART  II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The shares of the Company's common stock, warrants, and units are currently quoted on the Over the Counter Bulletin Board under the symbols GNGT.OB, GNGTW.OB and GNGTU.OB, respectively. Each unit of the Company consists of one share of Company common stock and two redeemable common stock purchase warrants. The Company warrants became separable from the Company common stock on May 11, 2006. The warrants entitle holders to purchase from the Company shares of common stock at a full share equivalent price of $525 per share (after giving effect to the 1-for-35 reverse stock split), commencing the later of the completion of a business combination or April 11, 2007. The Company warrants will expire by their terms at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. However, because April 10, 2010 is a Saturday, the Company has determined that it will allow holders of the warrants to exercise the warrants until 5:00 p.m., New York City time, on Monday, April 12, 2010, although due to the high exercise price, management does not expect any warrants will be exercised. Prior to April 11, 2006, there was no established public trading market for our common stock.

     The Company does not currently have any authorized or outstanding equity compensation plans.

     The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock, warrants and units as reported on the Over the Counter Bulletin Board for the years ended December 31, 2009 and 2008, and does not give effect to the 1-for-35 reverse stock split.

                           Common  Sock        Warrants             Units
Quarter  Ended            High    Low      High       Low      High       Low
------------------------------------------------------------------------------

March  31,  2009        $0.03   $0.0021   $0.0001   $0.0001   $0.011    $0.011

June  30,  2009         $0.0033 $0.0025      n/a      n/a     $0.011    $0.011

September  30, 2009     $0.049  $0.004    $0.0001   $0.0001   $0.011    $0.011

December  31,  2009     $0.041  $0.0055   $0.0001   $0.0001   $0.013    $0.013

     Source: Bloomberg historical pricing. Does not give effect to 1-for-35 reverse stock split.

                         Common  Sock         Warrants             Units
Quarter  Ended           High     Low      High      Low        High      Low

March  31,  2008       $6.50    $5.54     $0.2001  $0.0002   $6.25     $5.75

June  30,  2008        $6.34    $0.02     $0.0100  $0.0001   $6.15     $5.80

September  30,  2008   $0.05    $0.01     $0.0070  $0.0001   $0.03     $0.03

December  31,  2008    $0.02    $0.01     $0.0050  $0.0001   $0.03     $0.02

HOLDERS

     As of December 31, 2009, there were approximately five holders of record of our common stock, three holders of record of our warrants, and one holder of record of our units. It is likely that the actual number of beneficial holders exceeds these amounts.

DIVIDENDS

     We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the past three years, we sold the following shares of common stock without registration under the Securities Act:

     On December 21, 2009, the Company issued James P. Wilson and Keith D. Spickelmier, former officers and directors of the Company, 1,920,165 and 1,571,044 shares of common stock, respectively, pursuant to conversion of convertible promissory notes (the "Promissory Notes") in the principal amounts of $510,500.10 with respect to Mr. Wilson and $417,681.90 with respect to Mr. Spickelmier. The conversion price was $0.008 per share of common stock.

     Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has historically been a blank check company. It was formed in 2005 to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. On April 11, 2006, the Company completed its IPO of equity securities, raising net proceeds of $76,632,404. On September 6, 2006, the Company, Multi-Shot and various other parties entered into the Merger Agreement and related agreements. See "ITEM 1. BUSINESS-OVERVIEW-Early Company History". Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. As a result, the Company's Board of Directors determined it would be in the best interests of the stockholders to distribute to stockholders holding shares of common stock issued in the IPO all amounts held in a trust fund (net of applicable taxes) established by the Company at the consummation of the IPO into which a certain amount of the net proceeds from the IPO had been deposited.

     Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business opportunity through the Company, pursuant to which the Company will seek to sell residential real estate in the United States (initially primarily in California) to international home buyers (residing initially in China). See "ITEM 1. BUSINESS--OVERVIEW-- Recent Change in Control". Currently, we have entered into several letters of intent for option agreements to acquire residential properties for sale through our distribution partner in China. For a more complete description of the Company's new direction, see "ITEM 1. BUSINESS-OVERVIEW-The Company's New Business". In connection with the change of control that occurred on December 31, 2009, James
P. Wilson and Keith D. Spickelmier released the Company from interest that had accrued on the Promissory Notes in the amounts of $42,611.18 and $34,863.70, respectively. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES-RECENT SALES OF UNREGISTERED SECURITIES."

RESULTS  OF  OPERATIONS

     Comparison of Fiscal Year Ended December 31, 2009 to Fiscal Year Ended December 31, 2008

     For the fiscal year ended December 31, 2009, we had a net loss of $82,240. For the fiscal year ended December 31, 2008, we had net income of $423,316. For the fiscal year ended December 31, 2009, we incurred $40,456 of operating expenses, had a gain on settlement of debt of $6,937, and had interest expense of $48,721, as compared to the year ended December 31, 2008, when we incurred $169,011 of operating expenses, had interest income on the trust fund investments of $886,540, a gain on settlement of debt of $662,719, loss on extinguishment of debt of $928,182, and interest expense of $28,750.


CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

     The Company's cash position as of December 31, 2009 is $10. The Company had outstanding payables as of $10,000 as of December 31, 2009. The former officers and directors of the Company, James P. Wilson and Keith D. Spickelmier, in connection with the change of control of the Company that occurred on December
31, 2009, have agreed to directly pay off or to indemnify the Company for the full amount of the outstanding payables.

     On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 to pay certain outstanding Company payables. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to Messrs. Wilson and Spickelmier would be due and payable in full on demand, and (d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008.

     In July 2008, the Company revised the terms of the above stated debt with its stockholders, by issuing the Promissory Notes. Under the terms of the Promissory Notes, the principal and any accrued but unpaid interest could be converted at any time into common stock at a conversion rate of $.008. As described in "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES--RECENT SALES OF UNREGISTERED SECURITIES, Messrs. Wilson and Spickelmier converted the Promissory Notes into 1,920,165 and 1,571,044 shares of common stock, respectively, in connection with the change in control of the Company.

     The Company expects to raise "seed" capital in the near future in the aggregate amount of approximately $687,500 from its management and persons who have a relationship with management; these amounts will be in addition to the $312,500 used to purchase the controlling ownership interest of the Company. As of March 31, 2010, $212,500 of the additional amount has been raised and there are commitments to invest the bulk of the additional funds before the end of the second quarter. The Company intends to use the proceeds of this capital for working capital and general corporate purposes. On March 8, 2010, the Company completed a 1-for-35 reverse split of the Company's common stock. The Company expects that the providers of this "seed" capital will be issued an aggregate of approximately 1,926,000 post-split shares of Common Stock. Because these shares will not be registered under the Securities Act, such shares will be "restricted securities" (as defined in Rule 144 promulgated under the Securities Act) and accordingly, may not be sold or transferred unless such shares are registered under the Securities Act or are sold or transferred pursuant to an exemption therefrom.

     The Company is also seeking to raise additional funds to enable it to expand its operations beyond exclusive selling agreements and consignment arrangements to outright purchases of properties for resale. The scope of this aspect of the Company's plan depends completely upon the Company's ability to secure additional financing beyond the "seed" capital described above. The
Company currently does not have any binding commitments for, or readily available sources of, additional financing, although the Company's largest stockholder has entered into a "best efforts" placement agreement with a broker/dealer to raise up to an additional $20 million through a future equity offering. This agreement may be assigned to the Company, or the Company may enter into a similar agreement with the same broker/dealer. However, no terms or conditions of any placement have been set, and the Company has no letter of intent or agreement in principal in effect (much less any definitive agreement) regarding any financing by any investor. If the Company is successful in raising $20 million, the Company expects that it would use most of this capital for property acquisitions, and the rest of the funding for working capital, general corporate purposes, reserves and the various fees and expenses incurred in connection with the raise. If the capital raising transaction raises less than $20 million, management will simply scale back in the near-term the amount or size of properties acquired for resale, but expects that its plan to market properties through exclusive selling agreements and consignment arrangements will be unaffected.

     As an alternative to the larger raise described above, the Company is also considering undertaking a smaller capital raising transaction (without the assistance of a broker/dealer) focusing on investors with whom management already has a pre-existing relationship. The Company can make no assurances that any additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms.

     Management believes that, if the Company's operations progress as planned, the Company will have positive cash flow to partially finance its business. Moreover, management believes that, if sales of properties result in sufficient positive cash flow, conventional bank financing will be available. Nevertheless, the Company can make no assurances as to future cash flow or the future availability of bank financing.

     To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Reference is made to our financial statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

ITEM  9A.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of December 31, 2009.

Management's  Report  on  Internal  Control  over  Financial  Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP"). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

     To evaluate the effectiveness of our internal control over financial reporting as of December 31, 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this evaluation, management has concluded that due to certain adjustments required by our registered public accounting firm to our financial statements, as of December 31, 2009, our internal control over financial reporting was not effective. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes  in  Internal  Control  over  Financial  Reporting

     No change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION.

     Not  applicable.


                    PART  III.

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE.

     Our  current  directors  and  executive  officers  are  as  follows:

     Effective December 31, 2009, all of the Company's then serving officers resigned from their respective Company positions. None of their resignations was a result of any disagreement with the Company. Moreover, the Company elected a new slate of officers as indicated in the following table:

NAME                AGE             POSITIONS

Steven Gidumal       52        Chairman  of  the  Board  &
                               Chief Financial Officer

Tim  Wilkens         49        Chief  Executive  Officer

Brandon  Birtcher    56        President

Basil  N.  Argerson  50        Senior  Vice  President,  Treasurer  &  Secretary

     The  following  is the background of Messrs. Gidumal, Wilkens, Birtcher and
Argerson:

     Steven Gidumal. Since 2004, Mr. Gidumal has served as the founder, President and Portfolio Manager for Virtus Capital, a firm based in Orlando, Florida that invests in the securities of companies in distressed and restructuring situations, including a variety of real estate and financial institutions. From August 2006 to August 2008, Mr. Gidumal also served as Co-Portfolio Manager of Resurgence Asset Management, a distressed fund based in New York City for which he co-ran a portfolio in excess of $400 million. Mr. Gidumal earned a Bachelor of Science, Economics cum laude from the University of Pennsylvania (Wharton Undergraduate program) and a Master of Business Administration from Harvard Business School as a Baker Scholar (highest honors).

     Tim Wilkens. For the past 11 years, Mr. Wilkens has served as President of Great Western Holdings. Great Western Holdings is a business that is the western United States development partner for Wyndham Worldwide, and in the past has partnered or been approved as a partner for Fairmont Hotels, Marcus Hotels and Shell Vacations. Mr. Wilkens has been involved in residential and commercial property development since the early 1980s. He has developed projects in the Lake Tahoe area, Napa County and Sonoma County. His projects have included class A office developments, residential housing, multifamily housing, hotels, resorts and fractional housing. Mr. Wilkens led several successful ventures that purchased distressed real estate in Texas from 1987 to 1990. Mr. Wilkens has a University Teaching Credential issued by the State of California and has studied at San Jose State University and also at the University of California at Berkeley.

     Brandon Birtcher. Since 2004, Mr. Birtcher has been the President and sole owner of Birtcher Development & Investments, a leading West Coast development company founded by his great-grandfather in 1939. Mr. Birtcher began his real estate career as property manager for the family firm in 1976. Mr. Birtcher was the recipient of the Southern California Property Owner's Association's
"Developer of the Year" award in 1987, and the company was the National Association of Industrial and Office Properties' (NAIOP) "Real Estate Developer of the Year" for America in 1989. The firm was also named Orange County Business Journal's "Family Business of the Year" in 2000. Mr. Birtcher holds a Bachelor's Degree in Business/Economics from Claremont Men's College.

     Basil N. Argerson. From February 2006 to December 2009, Mr. Argerson served as a management consultant in his own firm, where he focused on providing merger and acquisition advice, performing business valuations and evaluating new market opportunities, primarily for clients in the medical services/devices and real estate industries. From 2004 to February 2006, Mr. Argerson was a partner in NB Partners, a family owned commercial real estate partnership. Mr. Argerson received a Bachelor of Arts in Economics, with distinction, from the University of Virginia, a Juris Doctorate from the University of Virginia School of Law, and a Master of Business Administration from the University of Chicago Booth School of Business.

     Our Board of Directors has two directors. On December 31, 2009, Steven Gidumal was elected as a director of the Company, replacing James P. Wilson, and on March 17, 2010, Tim Wilkens was elected as a director, replacing Keith D. Spickelmier. Messrs. Gidumal and Wilkens will serve until the next annual meeting of stockholders and until their successors are elected and qualified.

     Messrs. Gidumal and Wilkens serve on the Company's Nominating and Governance Committee. The Company's Board of Directors has not established any standing Compensation Committee. The Board of Directors as a whole will undertake the functions of this committee at the appropriate time. The Board of Directors may establish a Compensation Committee whenever it believes that doing so would benefit the Company.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities. Directors, officers and greater than 10% stockholders are required by SEC regulation to furnish us with all Section 16(a) forms they file. To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10%
stockholders have complied with the applicable Section 16(a) reporting requirements.

AUDIT  COMMITTEE

     No  member  currently  serves  on  our  audit  committee.

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

CODE  OF  ETHICS

     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of the Company Code of Ethics and any amendments thereto is available at www.goldengatehomes.net.
                                                  -----------------------

ITEM  11.  EXECUTIVE  COMPENSATION

     No executive officer or director has received any cash compensation for services rendered. The Company has not established standard compensation arrangements for its directors, and the compensation, if any, payable to each individual for his or her service on the Company's Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on the Company's behalf. Commencing January 1, 2010, we will pay Great Western Holdings, a wholly-owned entity of Tim Wilkens, a fee of $4,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, in Napa, California. However, this arrangement is solely for our benefit and is not intended to provide Tim Wilkens compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Great Western Holdings.

     Other than this $4,500 per-month fee, the Company has not decided upon the remuneration that it will pay to its newly elected officers as of the date of this Report. The Company does not expect to pay any such remuneration (other than expense reimbursements) until such time as it is able to generate sufficient revenues or complete a significant capital raising event to permit it to do so. In either such event, management expects that the Company will start to pay management salaries at market levels, consistent with any restrictions on salaries imposed by investors providing additional funds. However, our initial stockholders that also serve as officers will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed "independent," we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The table set forth below contains certain information as of March 31, 2010 concerning the beneficial ownership of the Company's common stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) by each director; and (iii) by all directors and officers as a group. The address for all persons listed in the table is 855 Bordeaux Way, Suite 200, Napa, California 94558.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 31, 2010 are treated as outstanding only for determination of the number and percent owned by such group or person.

                                    Amount and Nature of Beneficial Ownership
                                    -----------------------------------------
Name of Beneficial Owner                 Number       Percent
--------------------------------------------------------------------------------

GGH, Inc.                             3,520,305(1)     96.5%

Steven  Gidumal                       3,520,305(1)     96.5%

Tim Wilkens                           3,520,305(1)     96.5%

Brandon Birtcher                      3,520,305(1)     96.5%

All directors and officers as a
   group (four persons)               3,520,305(1)     96.5%

     (1) All of these shares are held by GGH, Inc., an entity owned directly or indirectly by Steven Gidumal and Brandon Birtcher, and two trusts of which Tim Wilkens is the trustee. Accordingly, Messrs. Gidumal, Birtcher and Wilkens have shared voting power and shared investment power over these shares. These shares are also included in the table in the figures of shares beneficially owned by GGH, Inc. and Messrs. Gidumal, Birtcher and Wilkens. The stock numbers reflect the 1-for-35 reverse stock split effected on March 8, 2010.

     Our officers and directors, collectively, beneficially own approximately 96.5% of the issued and outstanding shares of our common stock. Because of this ownership block, these initial stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     On May 22, 2008 and May 30, 2008 the Company borrowed from James P. Wilson and Keith D. Spickelmier, former directors and executive officers of the Company, an aggregate amount of $103,182 to pay certain outstanding Company payables. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to Messrs. Wilson and Spickelmier would be due in payable in full on demand, and (d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008.

     In July 2008, the Company revised the terms of the above stated debt with its stockholders, by issuing the Promissory Notes. Under the terms of the Promissory Notes, the principal and any accrued but unpaid interest could be converted at any time into common stock at a conversion rate of $.008. As described in "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES--RECENT SALES OF UNREGISTERED SECURITIES", on December 21, 2009, Messrs. Wilson and Spickelmier converted the Promissory Notes into 67,205,779 and 54,986,547 shares of common stock, respectively (1,920,165 and 1,571,044 shares, respectively, after giving effect to the 1-for-35 reverse split) in connection with the change in control of the Company.

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

DIRECTOR  INDEPENDENCE

     Our common stock is listed for trading on the NASDAQ Over the Counter Bulletin Board (OTC.BB). Accordingly, we use the standards established by the OTC.BB for determining whether or not each of our directors is "independent." We have determined that currently Steven Gidumal and Tim Wilkens are not independent. The OTC.BB rules generally require that a listed company's Board of Directors be composed of a majority of independent directors. As a consequence, we do not presently comply with the OTC.BB rules in this regard.

     Moreover,  the  OTC.BB  rules  generally  require  that  a listed company's
Audit Committee be composed of at least three members, each of whom must be independent. We do not presently comply with the OTC.BB rules in this regard either.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

Audit  Fees

For 2009 and 2008, we incurred fees from our principal accountant of $11,500 and $24,900, respectively, for the services they performed including the year-end audit, the quarters and consents on other SEC filings.

Audit-Related  Fees

During 2009, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax  Fees

For 2009 and 2008, we paid our principal accountant $1,500 and $1,450, respectively.

All  Other  Fees

During 2009, there were no fees incurred for products and services provided by the principal accountant other than those set forth above.

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

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. .In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit
Committee  at  its  next  scheduled  meeting.

                                 PART  IV.

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.  FINANCIAL  STATEMENTS:

Index  to  Financial  Statements  and  Schedules
Report  of  Independent  Registered  Public  Accounting  Firm
Balance  Sheets  as  of  December  31,  2009  and  December  31,  2008
Statement of Operations - Year ended December 31, 2009, December 31, 2008, and Period from May 11, 2005 (Inception) to December 31, 2009
Statement of Stockholders' Equity (Deficit) -Year ended December 31, 2009, December 31, 2008 and Period from May 11, 2005 (Inception) to December 31, 2009 Statement of Cash Flows -Year ended December 31, 2009, December 31, 2008 and Period from May 11, 2005 (Inception) to December 31, 2009
Notes  to  Financial  Statements

2.  FINANCIAL  STATEMENT  SCHEDULES:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.


3.  EXHIBITS:

EXHIBIT
  NO.        DESCRIPTION

1.1          Form  of  Underwriting  Agreement.*

1.2          Form  of  Selected  Dealers  Agreement.*

3.1          Third  Amended  and  Restated  Certificate  of
             Incorporation.**

3.2          Amended  and  Restated  Bylaws.*

3.3          Amendment  to  the Amended and Restated Certificate of
             Incorporation.*

3.4          Amendment  to  the Amended and Restated Certificate of
             Incorporation.*

4.1          Specimen  Unit  Certificate.*

4.2          Specimen  Common  Stock  Certificate.***

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

10.10 Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.11 Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*

10.12 Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*

10.13 Advance Agreement between the Registrant and Keith D. Spickelmier, dated December 20, 2005.*

10.14 Amended Marketing and Sales Partnership Agreement dated March 10, 2010 by and between the Company and Premier Capital, Ltd.**

31.1         Sarbanes  Oxley  Section  302  Certifications***

32.1         Sarbanes  Oxley  Section  906  Certifications***

24           Power  of  Attorney.*

99.1         Audit  Committee  Charter*

99.2         Code  of  Ethics*

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)

** Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 2010

***  Filed  herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

GOLDEN  GATE  HOMES,  INC.

By:  /s/  Steven  Gidumal
    ---------------------
     Steven Gidumal
     Chairman  of  the  Board  and
     Chief  Financial  Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME                         POSITION                       DATE

By:  /s/  Steven  Gidumal         Chief  Executive  Officer,      March 31,2010
     STEVEN  GIDUMAL              and  Chairman  of  the
                                  Board  of  Directors
                                  (Principal  Financial
                                  and  Accounting  Officer)


By:  /s/  Tim  Wilkens            Chief  Executive  Officer       March 31, 2010
    TIM  WILKENS                  and  Director
                                  (Principal  Executive  Officer)

INDEX  TO  FINANCIAL  STATEMENTS  AND  SCHEDULES

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM              F-2
BALANCE  SHEETS                                                            F-3
STATEMENTS  OF  OPERATIONS                                                 F-4
STATEMENTS  OF  CHANGES  IN STOCKHOLDERS' EQUITY (DEFICIT)                 F-5
STATEMENTS  OF  CASH  FLOWS                                                F-7
NOTES  TO  FINANCIAL  STATEMENTS                                           F-9

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors
Golden  Gate  Homes,  Inc.
(A  Development  Stage  Company)
Napa,  California

We have audited the accompanying consolidated balance sheets of Golden Gate Homes, Inc. (formerly JK Acquisition Corporation), ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of expenses, shareholders' deficit, and cash flows for the years then ended December 31, 2009 and 2008 and inception through December 31, 2009. These financial statements are the responsibility of Golden Gate Homes, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Gate Homes, Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the two years then ended December 31, 2009 and 2008 and inception to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Golden Gate Homes, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Golden Gate Homes, Inc. has historically suffered losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2010

                         GOLDEN  GATE  HOMES,  INC.
                      (FORMERLY  JK  ACQUISITION  CORP.)
                       (A  DEVELOPMENT  STAGE  COMPANY)

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2009 AND 2008

                            ASSETS
                                                          2009         2008

Current  assets:

Cash                                                   $      10   $      171
                                                       -----------------------
Total  current  assets                                        10          171
                                                       -----------------------
           Total  Assets                               $      10   $      171
                                                       ======================


                 LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:

Accounts  payable  and  accrued  expenses              $  10,000  $    26,038
Due  to  related  parties                                      -       51,254
Short  term  debt-due  to  shareholders                        -      941,282
                                                        ---------------------
         Total  Liabilities                            $  10,000  $ 1,018,574

Stockholders'  equity  (deficit):

Preferred  stock,  $0.0001  par  value,
  1,000,000  shares  authorized,  none  issued
  and  outstanding                                             -            -
Common  stock,  $0.0001  par  value,  600,000,000
  shares  authorized,  3,648,511  and  157,301
  shares  issued  and  outstanding  at  December  31,
  2009  and  2008,  respectively                             364           16
Paid-in  capital                                       2,019,022      928,717
Earnings  (Deficit)  accumulated  during  the
  development  stage                                  (2,029,376)  (1,947,136)
                                                       ----------------------
  Total  Stockholders'  Deficit                           (9,990)  (1,018,403)
                                                       ----------------------
Total  Liabilities  and  Stockholders'
   Deficit                                            $       10  $       171
                                                      =======================

See  notes  to  financial  statements.
                                         F-3

                           GOLDEN  GATE  HOMES,  INC.
                      (FORMERLY  JK  ACQUISITION  CORP.)
                       (A  DEVELOPMENT  STAGE  COMPANY)

                          STATEMENTS  OF  OPERATIONS
          YEAR ENDED DECEMBER 31, 2009, DECEMBER 31, 2008, AND PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2009

                                            Year         Year     Period  from
                                            Ended        Ended    Inception  to
                                       December  31, December  31, December  31
                                            2009         2008          2009

Operating  expenses:
   General  &  administrative             $40,456     $  152,913    $953,589
Impairment  of  deferred
  transaction  costs                            -         16,098   1,844,724
                                          ----------------------------------
Operating  loss                           (40,456)      (169,011) (2,798,313)

Other  income  (expense):
  Interest  income                              -        886,540   5,663,530
  Interest  expense                       (48,721)       (28,750)    (77,471)
  Loss  on  extinguishment  of  debt            -       (928,182)   (928,182)
  Gain  on  settlement  of  debt            6,937        662,719     669,656
  Gain  (loss)  on  derivative  liabilities     -              -     203,596
                                           ---------------------------------
Total  other income  (expenses)           (41,784)       592,327   5,531,129
                                           ---------------------------------
Net income (loss)                         (82,240)       423,316   2,732,816

Income  tax  expense                            -              -       5,692
                                           ---------------------------------
Net  income  (loss)                      $(82,240)    $  423,316  $2,727,124
                                         ===================================

Earnings  (loss)  per  common  share:
BASIC & DILUTED                            ($0.02)         $0.00         N/A

Weighted  average  number  of
common  shares  outstanding:
BASIC&  DILUTED                         3,648,511        157,302         N/A

See  notes  to  financial  statements
                                        F-4

                            GOLDEN GATE HOMES, INC.
                        (FORMERLY JK ACQUISITION CORP.)
                         (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) YEAR ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD FROM MAY 11, 2005 (INCEPTION) TO DECEMBER 31, 2009

                                                            Earnings
                                                           (Deficit)
                                                           Accumulated
                                            Additional     During the
                     Common Stock           Paid-In       Development
                    Shares     Amount        Capital         Stage        Total
                 --------------------------------------------------------------

Stock  issued
  for  cash           28,175     $  3     $  31,247                  $   31,250
Net  loss                                                 $(4,995)       (4,995)
                      ---------------------------------------------------------

Balance at December
  31,    2005         28,175        3        31,247        (4,995)       26,255
Stock  issued  for
  cash,  net  of
  offering  costs    129,127       13    76,606,881                  76,606,894
Derivative  Liability                   (14,371,830)                (14,371,830)
Proceeds  subject  to
  redemption                            (15,299,099)                (15,299,099)
Sale  of  underwriter
  option                                        100                         100
Increase  in  value  of
 common  stock  subject
 to  redemption                            (218,588)                   (218,588)
Net  income                                               423,436       423,436
                    -----------------------------------------------------------
Balance  at  December
  31,  2006          157,302       16    46,748,711       418,441    47,167,168

Change  in  value  of
 derivative  liability                   14,168,234                  14,168,234
Increase  in  value  of
 common  stock  subject
 to  redemption                            (411,018)                   (411,018)
Net  income                                             1,967,606     1,967,606
                    -----------------------------------------------------------
Balance  at  December
  31,  2007          157,302       16    60,505,927     2,386,047    62,891,990
                    ===========================================================

Special  dividend  payment              (81,190,596)                (81,190,596)
Common  stock  subject
 to  redemption                          15,928,705                  15,928,705

Loss  on  extinguish-
  ment  of  debt                            928,182                     928,182

Distribution  of  Trust
 Fund  earnings                           4,756,499    (4,756,499)

Net  income                                               423,316       423,316
                    -----------------------------------------------------------
Balance  at  December
  31, 2008           157,302       16       928,717    (1,947,136)   (1,018,403)
                    ===========================================================

Stock  issued  upon
 Conversion  of
  Promissory
  Notes           3,491,209       348       977,190                     977,538
Contributed
  Capital                                   113,115                     113,115
Net  income                                               (82,240)      (82,240)
                   ------------------------------------------------------------

Balance  at  December
  31,   2009      3,648,511      $364    $2,019,022   $(2,029,376       $(9,990)
                  ============================================================


See  notes  to  financial  statements.

                            GOLDEN GATE HOMES, INC.
                        (FORMERLY JK ACQUISITION CORP.)
                       (A  DEVELOPMENT  STAGE  COMPANY)

                            STATEMENTS OF CASH FLOWS
       YEAR  ENDED  DECEMBER  31,  2009  AND  DECEMBER  31,  2008   AND
        PERIOD  FROM  MAY  11,  2005(INCEPTION)  TO  DECEMBER  31,  2009


                                 Year             Year              Period  from
                                 Ended           Ended            Inception  to
                             December  31,    December  31,        December  31,
                                 2009              2008                2009

Net income (loss)            $  (82,240)      $   423,316        $  2,727,124
Adjustments  to  reconcile
 net  income  (loss)  to  net
 cash  used  in  operating
 activities:

  Investment  income                  -          (886,540)         (5,663,530)
  Loss  (Gain)  on
    derivative  liabilities           -                 -            (203,596)
Gain  on  settlement  of
  Interest  expenses            (48,722)                             (711,441)
Gain on settlement of debt       (6,937)         (662,719)             (6,937)
Impairment  of  deferred
  transaction  costs                  -                             1,828,626
Loss  on  extinguishment  of
  debt                                -           928,182             928,182
Change  in:
  Accounts  Payable             (11,634)         (177,629)            677,122
  Due  to  related  party                          51,254              51,254
                           --------------------------------------------------

Net  Cash  used  in
  operating  activities        (149,533)        (324,138)            (373,196)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Deferred  transaction  costs                           -           (1,828,626)
Payment  to  trust  account           -                -          (76,532,404)
Disbursements  from  trust
  account                             -       81,288,706           82,195,934
                           --------------------------------------------------
Net  cash  provided  by
  (used  in)  investing
  activities                          0       81,288,706            3,834,904

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Gross  proceed  from  public
  offering                            -                -           79,350,000
Gross  proceeds  from  private
  placement      -                    -                -            2,000,004
Proceeds  from  sale  of  stock       -                -               31,250
Proceeds  from  sale  of
  underwriter  option                 -                -                  100
Proceeds  from  advances  from
  stockholders                        -          116,282            1,270,282
Payments  on  advances  from
  stockholders                        -                -             (329,000)
Cash  paid  for  offering  costs      -                -           (4,743,110)
Special  dividend  payment            -      (81,190,596)         (81,190,596)
Contributed  Capital            113,115                               113,115
Proceeds  from  convertible
  debt                                            36,257               36,257
                         ----------------------------------------------------
Net  cash  provided  by
  financing  activities         149,372      (81,074,314)          (3,461,698)
                        -----------------------------------------------------
Net  change  in  cash              (161)        (109,746)                  10
Cash  at  beginning  of
  period                            171          109,917                    0
                        -----------------------------------------------------
Cash  at  end  of  period     $      10     $        171           $       10
                       ======================================================

Supplemental  disclosures:
Cash  paid  for  interest     $       -     $          -           $        -
Cash  paid  for income taxes  $       -     $          -           $        -

Non-cash  transactions:
Common  stock  subject  to
  redemption                  $       -    $(15,299,099)           $        -
Increase  (Decrease)  in  value
  of  common   stock  subject
  to  redemption              $       -    $   (629,606)           $        -

Conversion  of  Shareholder
  Advances  to   Notes        $       -    $    928,182            $        -

Conversion  of  Notes  to
  common  stock               $ 977,539    $          -               977,539



See  notes  to  financial  statements.

                            GOLDEN GATE HOMES, INC.
                        (FORMERLY JK ACQUISITION CORP.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

Golden Gate Homes, Inc. (formerly JK Acquisition Corp. and hereinafter referred to as the "Company") was incorporated in Delaware on May 11, 2005 for the purpose of acquiring or merging with an operating business. Before any acquisition or merger occurred, a change in control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation ("GGH"), acquired from James P. Wilson and Keith D. Spickelmier shares of the Company's common stock representing approximately 96.5% of the outstanding shares and the controlling interest in the Company. The Company has now decided to focus on marketing high-quality, distressed residential properties in exclusive US markets (initially in California) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. If the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

DEVELOPMENT  STAGE  COMPANY

As of December 31, 2009, the Company had no operations since inception and was a development stage company.

USE  OF  ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

CASH  AND  EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INCOME  TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. As of December 31, 2009, the Company had a net operating loss carryforward of approximately $1,176,000 which expires beginning 2027. The majority of the unused net operating loss carryforward is limited due to the change in control on December 31, 2009.

Deferred tax assets as of December 31, 2009 and 2008 consisted of the following:

                                                 2009          2008

Net Operating Loss Carryforward                $400,000   $   372,000
Less:  Valuation  Allowance                    (400,000)     (372,000)
                                               ----------------------
Total  Deferred Tax Assets                     $      -   $         -

BASIC  AND  DILUTED  NET  INCOME  PER  SHARE

The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. The diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common share that then shared in the earnings.

REVERSE  STOCK  SPLITS

On June 17, 2008, the Company implemented a 1-for-3 reverse stock split. The par value of the common stock was not affected by the reverse stock split. The effect of the stock split was to change the issued and outstanding shares of our common stock to 5,505,556 as of June 17, 2008. All shares and per share amounts have been restated in the financial statements and in the notes to financial statements for all such periods presented, to reflect the reverse stock split as if it occurred on the first day of the first period presented. On March 8, 2010, the Company effected a 1-for-35 reverse split, which did not change the par value of the common stock . The reverse stock split changed the issued and outstanding shares of our common stock to 3,648,511. All references to common stock and per share data have been retroactively restated to account for 1-for-35 reverse stock split as if it occurred on the first day of the first period presented.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

Effective this year, the Company implemented SFAS No. 165, Subsequent Events ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after January 31, 2009 up through March 30, 2010, the date the Company issued these financial statements. The subsequent events which have occurred through this date are as disclosed in Footnote 7.

In June 2009, the FASB issued guidance now codified as ASC 105, "Generally Accepted Accounting Principles" as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.



The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE  2  -  GOING  CONCERN  AND  LIQUIDATION  OF  TRUST  ACCOUNT

 As shown in the accompanying financial statements, the company has an accumulated deficit and working capital deficit as of December 31, 2009. These conditions raise substantial doubt as to its ability to continue as a going concern.

The Company expects to raise "seed" capital in the near future in the aggregate amount of approximately $687,500 from its management and persons who have a relationship with management; these amounts will be in addition to the $312,500 used to purchase the controlling ownership interest of the Company. As of March 31, 2010, $212,500 of the additional amount has been raised and there are commitments to invest the bulk of the additional funds before the end of the second quarter. The Company intends to use the proceeds of this capital for working capital and general corporate purposes. The Company expects that the providers of this "seed" capital will be issued an aggregate of approximately 1,926,000 post-split shares of Common Stock.

The Company currently does not have any other binding commitments for, or readily available sources of, additional financing, although the Company's largest stockholder has entered into a "best efforts" placement agreement with a broker/dealer to raise up to an additional $20 million through a future equity offering. This agreement may be assigned to the Company, or the Company may enter into a similar agreement with the same broker/dealer. However, no terms or conditions of any placement have been set, and the Company has no letter of intent or agreement in principal in effect (much less any definitive agreement) regarding any financing by any investor.

As an alternative to the larger raise described above, the Company is also considering undertaking a smaller capital raising transaction (without the assistance of a broker/dealer) focusing on investors with whom management already has a pre-existing relationship.

Management believes that, if the Company's operations progress as planned, the Company will have positive cash flow to partially finance its business. Moreover, management believes that, if sales of properties result in sufficient positive cash flow, conventional bank financing will be available.

To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.

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

In May 2008, the Company borrowed from James P. Wilson and Keith D. Spickelmier an aggregate amount of $103,182 to pay certain outstanding Company payables. Each of Messrs. Wilson and Spickelmier was then an officer and a director of the Company. Messrs. Wilson and Spickelmier had previously advanced to the Company an aggregate of $825,000 pursuant to separate advance agreements, as described above. The additional $103,182 advance was made pursuant to a Novation Agreement, which, among other things, replaced all of the previous advance agreements. The Novation Agreement provided that (a) the aggregate amount of Company indebtedness to Messrs. Wilson and Spickelmier was $928,182, after the additional $103,182 advance, (b) all amounts owing by the Company to Messrs. Wilson and Spickelmier would bear interest at the rate of five percent (5.0%) per annum, (c) all amounts owing by the Company to Messrs. Wilson and Spickelmier would be due in payable in full on demand, and (d) Messrs. Wilson and Spickelmier have the right, at their election, to have the indebtedness owed to them represented by a promissory note. During the fourth quarter of 2008, Messrs. Wilson and Spickelmier advanced an additional $13,100 bringing the total under the Novation Agreement to $941,282 with accrued interest of $28,754 as of December 31, 2008. The Novation Agreement also provided for the release of certain agreements between the Company, on the one hand, and Messrs. Wilson and Spickelmier, on the other hand, entered into in connection with the Company's initial public offering. These agreements were released because they no longer had any relevance in view of the proposed amendments to the Company's Certificate of Incorporation that were to be considered (and that were subsequently approved) at the special meeting of stockholders scheduled for May 27, 2008.

In July 2008, the Company revised the terms of the above stated debt with its stockholders, by issuing new promissory notes. Under the terms of the new notes, the principal and any accrued but unpaid interest may be converted at any time into common stock at a conversion rate of $.008. The other terms of the note are substantially the same as those described in the preceding paragraph. The modification of the note agreements to include a conversion feature resulted in a substantial modification of debt in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." As a result, the Company recognized a loss on extinguishment of debt of $928,182 during 2008. On December 21, 2009, Messrs. Wilson and Spickelmier converted the promissory notes into 67,205,779 and 54,986,547 common shares, respectively (1,920,165 and 1,571,044 shares, respectively, after giving effect to the 1-for-35 reverse split), in connection with the change in control of the Company.

NOTE  4-  EQUITY

Prior to the 1-for-35 reverse stock split, the Company had outstanding warrants to purchase an aggregate of 9,038,889 common shares at $15 per share. Some of these warrants were attached to shares of the Company's common stock in the form of units. As a result of the 1-for-35 reverse stock split, these warrants now entitle the holders thereof to purchase an aggregate of 258,254 shares at $525 per share. As of December 31, 2009 and 2008, all warrants remain outstanding and are currently exercisable, although at the current exercise price management believes it is unlikely that holders will convert. All of the warrants (including those comprising Units) will expire on April 10, 2010. In December 2009, James P. Wilson and Keith D. Spickelmier waived an aggregate of $113,115 that they had previously advanced the Company to pay certain expenses. Because Messrs. Wilson and Spickelmier were affiliated parties, this settlement of debt resulted in a contribution to capital in the amount of $113,115.

Warrant summary as of December 31, 2009 (gives effect to the 1-for-35 reverse stock split):

                                               Number of               Weighted
                                                Warrants               Average
                                               Outstanding             Exercise
                                                                       Price

Warrants  outstanding, inception (May 11, 2005)          -                 -
Warrants  issued                                         -                 -
Warrants  expired/forfeited                              -                 -
                                               -----------------------------
Warrants  outstanding,  December  31,  2006              -                 -

Warrants  issued                                   258,254           $525.00
Warrants  expired/forfeited                              -                 -
                                               -----------------------------
Warrants  outstanding,  December  31,  2007        258,254           $525.00
Warrants expired / forfeited                             -                 -
                                              ------------------------------
Warrants  outstanding,  December  31,  2008        258,254           $525.00
Warrants  expired/  forfeited                            -                 -
                                              ------------------------------
Warrants  outstanding, December 31, 2009           258,254           $525.00
                                             ===============================


                    Exercise     Number  of        Weighted      Aggregate
                      Price        Warrants         Average      Intrinsic
                                                  Contractual      Value
                                                   Life  (in
                                                    years)

 Warrants               $525.00     258,254           0.25         $0.00

NOTE  5-  RELATED  PARTY  TRANSACTION

During 2008, the Company agreed to pay 4350 Management, LLC, a related party and privately-held company owned by the Company's then chief executive officer, an administrative fee of $7,500 per month for office space and administrative, technology and secretarial services from the effective date of the initial public offering through the acquisition date of a target business. This agreement was terminated March 31, 2008. For 2008, $22,500 has been expensed for the administrative fee of which the entire amount was unpaid as of December 31, 2008. During 2009, $90,615 was advanced to the Company by the related party. Payment of the entire amount outstanding, as well as $22,500 in rent, was waived by the related party in December 2009 and has been reflected in contributed capital.

NOTE  6-GAIN  ON  SETTLEMENT  OF  DEBT

The Company reached settlement with a certain service provider for $6,937 which was recorded as a gain on settlement of debt during 2009.

NOTE  7-  SUBSEQUENT  EVENTS

On March 8, 2010, the Company effected a 1-for-35 reverse split, which did not change the par value of the common stock. The reverse stock split changed the issued and outstanding shares of our common stock to 3,647,687. All references to common stock and per share data have been retroactively restated to account for 1-for-35 reverse stock split as if it occurred on the first day of the first period presented.

The Company solicited consents of its stockholders for a proposal to change the name of the Company from "JK Acquisition Corp." to "Golden Gate Homes, Inc." The stockholders approved the proposal, and on March 8, 2010, the Company effected the name change by filing the Company's Third Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.