Form 10-Q
period 2010-03-31
Golden Gate Homes, Inc.
filed 2010-05-11
CIK 1328208

15

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2010


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to

                       Commission  file number: 001-32574
                                                ---------

                            GOLDEN GATE HOMES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                 87-0745202
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


               855 Bordeaux Way Suite 200, Napa, California 94558
                    (Address of principal executive offices)

                                 (707) 254-8880
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer      [ ]             Accelerated filer    [ ]

Non-accelerated filer        [ ]             Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,648,511 common shares as of May 7, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                            March 31, 2010     December 31, 2009
                                            --------------     -----------------
ASSETS
Current assets:
Cash                                    $          72,725      $            10
Prepaid Expenses                                      984                    -
Other Current Assets                                7,722                    -
                                        ---------------------------------------
                       Total Assets     $           81,431     $            10
                                        ---------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses   $          10,823      $         10,000
                                        ---------------------------------------
                  Total liabilities                10,823                10,000
                                        ---------------------------------------

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value,
1,000,000 shares authorized, 0 issued and
outstanding                                             -                     -

Common stock, $0.0001, 600,000,000
shares authorized, 3,648,511 shares
outstanding                                           364                   364
Paid-in capital                                 2,241,522             2,019,022
Deficit accumulated during the
development stage                              (2,171,278)           (2,029,376)
                                        ---------------------------------------
Total Stockholders' equity (deficit)               70,608                (9,990)
                                        ---------------------------------------
Total Liabilities and Stockholders'
equity (deficit)                        $          81,431      $             10


                  See notes to unaudited financial statements.

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
                                  (Unaudited)


                                                                    Period from
                                                                     May 11,2005
                                    Three Months Ended               (inception)
                               March 31, 2010    March 31, 2009   March 31, 2010
                               --------------    --------------   --------------
Operating Expenses:
General & Administrative      $      142,044     $      12,562    $   1,095,633
Impairment of deferred
transaction costs                          -                 -        1,844,724
                              -------------------------------------------------
Operating loss                      (142,044)          (12,562)      (2,940,357)

Other income (expense):
Interest income                          143                 -        5,663,674
Interest Expense                           -           (11,856)         (77,471)
Gain/loss on settlement of debt            -                 -          669,656
Gain(loss) on derivative liabilities       -                 -          203,596
Extinguishment of Debt                     -                 -         (928,182)
                              -------------------------------------------------
Total Other income                       143           (11,856)       5,531,273
                              -------------------------------------------------
Net income (loss)                   (141,901)          (24,418)       2,590,916
Income tax expense (benefit)               -                 -           (5,692)
                              -------------------------------------------------
Net income (loss)             $     (141,901)     $    (24,418)   $   2,585,224
                              =================================================

Earnings (loss) per common share
Basic & Diluted               $        (0.04)     $      (0.16)            N/A

Weighted average number of
common shares outstanding
Basic & Diluted                    3,648,511           157,302             N/A

                See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                   Period from
                                                                   May 11, 2005
                               Three Months Ended                  (inception)
                           March 31, 2010     March 31, 2009     March 31, 2010
                           --------------     --------------     --------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)         $    (141,901)     $     (24,418)      $    2,585,224
Adjustments to reconcile net
income (loss) to net cash
used in operating
activities:
Investment income                     -                  -           (5,663,530)
Loss(Gain) on derivative
liability                             -                  -             (203,596)
Gain on settlement of debt            -                  -               (6,937)
Gain on settlement of
interest expense                      -                  -             (711,441)
Impairment of deferred
transaction costs                     -                  -            1,828,626
Loss on extinguishment of
debt                                  -                  -              928,182
Change in:
Other current assets and
prepaid expenses                 (8,707)                 -               (8,707)
Accounts payable and
accrued expenses                    823              6,180              677,944
Due to related party                  -             11,856               51,254
                          -----------------------------------------------------
Net cash used in operating
activities                     (149,785)            (6,382)            (522,981)

CASH FLOWS FROM INVESTING
ACTIVITIES
Deferred transaction costs            -                  -           (1,828,626)
Payment to trust account              -                  -          (76,532,404)
Disbursements from trust account      -                  -           82,195,934
                          -----------------------------------------------------
Net cash provided by investing
activities                            -                  -            3,834,904

CASH FLOWS FROM FINANCING
ACTIVITIES
Gross proceeds from public
offering                              -                  -           79,350,000
Gross proceeds from private
placement                             -                  -            2,000,004
Proceeds from sale of stock           -                  -               31,250
Proceeds from sale of
underwriter options                   -                  -                  100
Proceeds from advances from
stockholders                          -              7,205            1,270,282
Payments on advances from
stockholders                          -                  -             (329,000)
Cash paid for offering costs          -                  -           (4,743,110)
Special dividend payment              -                  -          (81,190,596)
Proceeds from convertible debt        -                  -               36,257
Contributed Capital             222,500                  -              335,615
                          -----------------------------------------------------
Net cash provided by (used in)
financing activities            222,500              7,205           (3,239,198)
                          -----------------------------------------------------
Net change in cash               72,715                823               72,725
Cash at beginning of period          10                171                    -
                          -----------------------------------------------------
Cash at end of period     $      72,725       $        994      $        72,725
                          =====================================================

Supplemental disclosures:
Cash paid for interest    $           -       $          -      $             -
Cash paid for income taxes            -                  -                7,228

Non-cash transactions:
Conversion of Shareholder
Advances to Notes                     -                  -              928,182
Conversion of Notes to
common stock                          -                  -              977,539



              See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the "Form 10-K") filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2009 and the period from May 11, 2005 (inception) to December 31, 2009 as reported in the Form 10-K have been omitted.

DEVELOPMENT  STAGE  COMPANY

The  Company  is  a  development  stage  company.

REVERSE  STOCK  SPLIT

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


NOTE  2  -  CONTRIBUTION  OF  CAPITAL

Expenses paid on behalf of the Company and funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital. During the quarter, $212,500 was contributed. In addition, in connection with the change of control on December 31, 2009 described in the Form 10-K, the Company's previous controlling stockholders agreed to assume all of the Company's then outstanding liabilities in the amount of $10,000 and indemnify the Company against any claims and expenses relating thereto. This amount was treated as contributed capital and recorded as additional paid-in capital.

NOTE  3  -  SUBSEQUENT  EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements. During the first week of April, the controlling stockholders contributed an additional $260,000 in funds to the Company, which is treated as contributed capital and will be reflected as additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could, ""would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled "Risk Factors" of the Form 10-K. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled "Risk Factors" of the Form 10-K.

GENERAL


The Company has historically been a blank check company. It was formed in 2005 under the name "JK Acquisition Company" (which was subsequently changed to "JK Acquisition Corp."), to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. On April 11, 2006, the Company completed its initial public offering (the "IPO") of equity securities, raising net proceeds of $76,632,404. On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger (the "Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. As a result, the Company's Board of Directors determined it would be in the best interests of the stockholders to distribute to stockholders holding shares of common stock issued in the IPO all amounts held in a trust fund (net of applicable taxes) established by the Company at the consummation of the IPO into which a certain amount of the net proceeds from the IPO had been deposited.

Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Ultimately, the Board of Directors proposed to amend the Company's certificate of incorporation to permit the continuance of the Company as a corporation beyond the time currently specified in the Company's certificate of incorporation. The Company's stockholders approved this amendment to the Company's certificate of incorporation. After such approval, the Board of Directors began seeking a company or companies that the Company could acquire or with which it could merge.

Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation ("GGH"), acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business opportunity through the Company, pursuant to which the Company will seek to sell residential real estate in the United States (initially primarily in California) to international home buyers.

In  connection  with the transaction described in the preceding paragraph, James
P. Wilson resigned from the Company's Board of Directors on December 31, 2009, and Steven Gidumal was elected to the Board to fill the newly created vacancy, to serve along with Keith D. Spickelmier, who subsequently resigned as a director on March 17, 2010, and was replaced by Tim Wilkens. In addition, on December 31, 2009, all of the Company's then serving officers resigned, and the Company elected a new slate of officers. Furthermore, on March 8, 2010, the Company changed its corporate name to "Golden Gate Homes, Inc." and effected a 1-for-35 reverse split of the Company's common stock to improve the Company's capital structure.

As a result of the change in control of the Company, the Company is adopting a significant change in its corporate direction. The Company has decided to focus its initial efforts on a plan of operation that would focus on marketing high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

The Company has entered into an exclusive marketing agreement with Premier Capital, Ltd. ("Premier Capital"), which management believes is critical to the Company's success. Management believes that Premier Capital is one of the most reputable international real estate consulting firms in Asia, and is highly regarded for selling international properties throughout China and other parts of Asia. Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997. It has offices in Hong Kong, Beijing, Shanghai, Guangzhou and
Shenzhen, the five Asian cities on which the Company will initially focus its selling efforts. Premier Capital also has offices in Australia, Singapore and New Zealand.

Under the exclusive marketing agreement, Premier Capital will act as the Company's exclusive agent in Hong Kong and mainland China to market properties that are approved by Premier Capital and for which the Company has obtained sales options or agreements ("Approved Properties"). Premier Capital has agreed not to list, market or sell any properties from the U.S. states of California, Nevada, Arizona or Washington from any source other than the Company without the Company's approval. The Company will pay the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital will bear some of these expenses as well. For its services, Premier Capital will be paid a customary brokerage fee for Approved Properties sold in Hong Kong and China. The agreement is for a four-year term ending in the middle of October 2014 and will renew for additional one-year terms so long as the Company provides at least 100 Approved Properties per year pursuant to the agreement. The agreement is the result of an almost 20-year personal relationship between Tim Wilkens, the Company's Chief Executive Officer, and Philip Leung, the owner of Premier Capital. Management believes that, so long as the Company performs satisfactorily under the agreement, the agreement will be renewed. However, if the agreement were to terminate for any reason, the Company would be forced to find an alternative third party to market the Company's properties in China and other parts of Asia. The Company has no assurance that it would be able to find such an alternative third party, in which case the Company's business, prospects, financial condition and results of operations would most likely be materially and adversely affected.



RESULTS  OF  OPERATIONS

Comparison  of  Three  Months  Ended  March  31,  2010  and  2009

For the three months ended March 31, 2010, we had a net loss of $141,901, compared to a net loss of $24,418 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we incurred $142,044 of general and administrative expenses as compared to the three months ended March 31, 2009, when we incurred $12,562 of general and administrative expenses. This increase in expenses is reflective, in part, of the Company's increased activity as it puts its new business plan into effect. Of the $142,044 of general and administrative expenses reflected on the Company's Statements of Expenses for the three months ended March 31, 2010, $48,457 was expended on the Company's behalf by the entity that holds a controlling interest in the Company to research and develop the Company's new business plan prior to its acquisition of such control on December 31, 2009.

CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

The Company's cash position as of March 31, 2010 is $72,725. As of March 31, 2010, the Company has outstanding payables of $10,823. As described in the Form 10-K, the Company is in the process of raising additional funds for its new business plan.

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

                                       6
ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk is limited to interest income sensitivity for working capital funds placed in a money market account. The effect of interest rate changes does not pose significant market risk to us. Also, we are exposed to foreign currency exchange rates whereby the strengthening of the US currency could make it more expensive for our foreign purchasers to buy our US properties. We do not currently hedge against interest rate or currency risks. The effect of other changes, such as commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM  4T.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, management has concluded that due to certain adjustments required by our registered public accounting firm to our financial statements, as of March 31, 2010, our internal control over financial reporting was not effective.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  1A.  RISK  FACTORS

There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM  5.  OTHER  INFORMATION

At March 31, 2010, the Company had 26,927,018 warrants outstanding, which entitled holders to purchase from the Company shares of common stock at a full share equivalent price of $525 per share (after giving effect to the 1-for-35 reverse stock split). These warrants were set to expire by their terms at 5:00 p.m., New York City time, on April 10, 2010. However, because April 10, 2010 was a Saturday, the Company determined that it would allow holders of the warrants to exercise the warrants until 5:00 p.m., New York City time, on Monday, April 12, 2010. None of the warrants were exercised.

During the first week of April, the controlling stockholders contributed an additional $260,000 in funds to the Company, which is treated as contributed capital and will be reflected as additional paid-in capital.

The Company entered into a consulting agreement with Brian McConnell on April 8, 2010, pursuant to which Mr. McConnell will make introductions on behalf of the Company to persons that are seeking to purchase real estate from the Company or are interested in making a capital investment in the Company. For such services, Mr. McConnell will be issued restricted shares of the Company's common stock until certain targets have been reached, after which Mr. McConnell will receive cash compensation as well. If Mr. McConnell is successful in assisting in raising a capital investment in the Company, he will receive a success fee. The agreement with Mr. McConnell can be canceled at any time by the Company.

ITEM  6.  EXHIBITS.

NUMBER          DESCRIPTION

10.1 Consulting Agreement between the Company and Brian McConnell, dated April 8, 2010

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GOLDEN  GATE  HOMES,  INC.

Date:  May  -11--,  2010                 By:/s/  Steven  Gidumal
                                         -------------------
                                          Steven  Gidumal
                                          Chairman  of  the  Board
                                          and  Chief  Financial  Officer
                                          (Principal  Financial  and  Accounting
                                          Officer)