Form 10-Q
period 2010-06-30
Golden Gate Homes, Inc.
filed 2010-08-13
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to

                       Commission file number: 001-32574
                                               ---------

                            GOLDEN GATE HOMES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                             87-0745202
   (State or other jurisdiction of incorporation      (I.R.S. Employer
                or organization)                     Identification No.)


               855 Bordeaux Way, Suite 200, Napa, California 94558
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,755,188 common shares as of August 12, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                               June 30,2010     December 31,2009
                                               ------------     ----------------
ASSETS
Current assets:
Cash                                           $     110,572    $           10
Deposit                                               50,000                 -
Prepaid Expenses                                         984                 -
Other Current Assets                                   7,085                 -
                                               -------------------------------
              Total Assets                    $      168,641    $           10
                                               ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses         $       15,942    $       10,000
                                              --------------------------------
              Total liabilities                       15,942            10,000
                                              --------------------------------

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value,
1,000,000 shares authorized, 0 issued and
outstanding                                                -                 -
Common stock, $0.0001 par value,
600,000,000 shares authorized, 3,732,496
and 3,648,511 shares  issued and outstanding
as of June 30, 2010 and December 31, 2009                373              364
Paid-in capital                                    2,539,808        2,019,022
Deficit accumulated during the development
stage                                             (2,387,482)      (2,029,376)
                                              -------------------------------
Total Stockholders' equity (deficit)                 152,669           (9,990)
                                              -------------------------------
Total Liabilities and Stockholders'
equity (deficit)                              $      168,641    $          10
                                              ===============================

                  See notes to unaudited financial statements.

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
                                  (Unaudited)


                                                                  Period from
                           Three Months Ended  Six Months Ended    May 11, 2005
                                                                 (inception) to
                                  June 30,        June 30,            June 30
                              2010       2009      2010       2009      2010
                          -----------------------------------------------------
Operating Expenses:

General & Administrative $  216,397  $  13,845  $  358,441  $ 26,407 $ 1,312,030

Impairment of deferred
  transaction costs               -          -           -         -   1,844,724
                         ------------------------------------------------------
Operating loss             (216,397)   (13,845)  (358,441)  (26,407) (3,156,754)


Other income (expense):

Interest income                 192          -        335         -   5,663,865

Interest Expense                  -    (12,100)         -   (23,956)    (77,471)

Gain/loss on settlement
of debt                           -          -          -         -     669,656

Gain(loss) on derivative
liabilities                       -          -          -         -     203,596

Extinguishment of Debt            -          -          -         -    (928,182)
                          -----------------------------------------------------
Total Other income              192    (12,100)       335   (23,956)  5,531,464
                          -----------------------------------------------------

Net income (loss)          (216,205)   (25,945)  (358,105)  (50,363)  2,374,710


Income tax expense (benefit)      -          -          -         -      (5,692)
                          -----------------------------------------------------

Net income (loss)         $(216,205) $ (25,945) $(358,105) $(50,363) $2,369,018
                          =====================================================


Earnings (loss) per common share

Basic & Diluted           $   (0.06) $   (0.16)     (0.10)    (0.32)     N/A


Weighted average number of
common shares outstanding

Basic & Diluted           3,732,496    157,302   3,732,496   157,302     N/A

                See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                   Period from
                                                                   May 11, 2005
                                      Six Months Ended            (inception) to
                              June 30, 2010     June 30, 2009     June 30, 2010
                               ------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)            $  (358,106)       $     (50,363)  $     2,369,018
Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
Investment income                      -                    -        (5,663,530)
Loss(Gain) on derivative
liability                              -                    -          (203,596)
Gain on settlement of debt             -                    -            (6,937)
Gain on settlement of interest
expense                                -                    -          (711,441)
Impairment of deferred
transaction costs                      -                    -         1,828,626
Loss on extinguishment of debt         -                    -           928,182

Change in:
Other current assets and
prepaid expenses                  (8,069)                   -            (8,069)
Option PaymenDeposit             (50,000)                               (50,000)
Accounts payable and accrued
expenses                           5,942                 (101)          683,064
Due to related party                   -               23,956            51,254
                              -------------------------------------------------
Net cash used in operating
activities                      (410,233)             (26,508)         (783,429)

CASH FLOWS FROM INVESTING
ACTIVITIES
Deferred transaction costs             -                    -        (1,828,626)
Payment to trust account               -                    -       (76,532,404)
Disbursements from trust account       -                    -        82,195,934
                              -------------------------------------------------
Net cash provided by investing
activities                             -                    -         3,834,904

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from sale of stock       38,295                    -            69,545
Contributed Capital              482,500                    -           595,615

Proceeds from advances from
stockholders                           -               26,342         1,270,282
Gross proceeds from public
offering                               -                    -        79,350,000
Gross proceeds from private
placement                              -                    -         2,000,004
Proceeds from sale of
underwriter options                    -                    -               100
Payments on advances from
stockholders                           -                    -          (329,000)
Cash paid for offering costs           -                    -        (4,743,110)
Special dividend payment               -                    -       (81,190,596)
Proceeds from convertible debt         -                    -            36,257
                              -------------------------------------------------
Net cash provided by (used in)
financing activities             520,795               26,342        (2,940,903)
                              -------------------------------------------------
Net change in cash               110,562                 (166)          110,572
Cash at beginning of period           10                  171                 -
                              -------------------------------------------------
Cash at end of period         $  110,572            $       5      $    110,572
                              =================================================

Supplemental disclosures:
Cash paid for interest        $        -            $       -      $          -
Cash paid for income taxes             -                    -             7,228

Non-cash transactions:
Conversion of Shareholder
Advances to Notes                      -                    -           928,182
Conversion of Notes to common
stock      $                           -                    -           977,539


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

REVERSE  STOCK  SPLIT

On March 8, 2010, the Company effected a 1-for-35 reverse split, which did not change the par value of the common stock. The reverse stock split changed the issued and outstanding shares of our common stock to 3,648,511 as of March 8, 2010. All references to common stock and per share data have been retroactively restated to account for 1-for-35 reverse stock split as if it occurred on the first day of the first period presented.

DEPOSIT

In conjunction with a consignment arrangement to market and sell certain real estate properties in northern California, the Company deposited into escrow $50,000 as an option payment for these properties, which was subsequently released to the developer of the properties. The option payment is reflected on the Company's balance sheet as an asset. The terms of the consignment arrangement were amended and provide that the option payment will be repaid upon the Company attaining the sale of one additional property, which the Company expects to meet in the third quarter. While the Company believes that it will meet these targets and that the option payment will be repaid, the Company has not yet met these targets.

NOTE  2  -  RELATED  PARTY  TRANSACTIONS

Expenses paid on behalf of the Company and funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital. $482,500 was contributed during the six months ended June 30, 2010.

The Company paid Great Western Holdings, a wholly-owned entity of Tim Wilkens, a fee of $4,500 per month for providing us with certain limited administrative, technology and secretarial services, as well as the use of certain limited office space, in Napa, California. No other executive officer or director has a relationship with or interest in Great Western Holdings.


NOTE  3  -  EQUITY

On June 30, 2010, the Company sold 83,985 shares of common stock to an officer of the Company and to a former director of the Company for $38,295 in private transactions.

NOTE  3  -  SUBSEQUENT  EVENTS

Since the end of the quarter, the Company has closed the sale of two properties and received approximately $643,500 in gross revenue. In addition, the Company issued 15,000 shares valued at $15,150 to an individual for consulting work performed during the second and third quarters, which was accrued for, and sold 7,692 shares to an individual in a private transaction for $10,000.

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

GENERAL

The Company has historically been a blank check company. It was formed in 2005 under the name "JK Acquisition Company" (which was subsequently changed to "JK Acquisition Corp."), to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business. On April 11, 2006, the Company completed its initial public offering (the "IPO") of equity securities, raising net proceeds of $79,350,000. On September 6, 2006, the Company, Multi-Shot, LLC ("Multi-Shot") and various other parties entered into the Agreement and Plan of Merger (the "Merger Agreement") and related agreements. Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction. On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled. The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval. The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. As a result, the Company's Board of Directors determined it would be in the best interests of the stockholders to distribute to stockholders holding shares of common stock issued in the IPO all amounts held in a trust fund (net of applicable taxes) established by the Company at the consummation of the IPO into which a certain amount of the net proceeds from the IPO had been deposited.

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

RESULTS  OF  OPERATIONS

Comparison of Six Months Ended June 30, 2010 and 2009

For the six months ended June 30, 2010, we had a net loss of $358,106, compared to a net loss of $50,363 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we incurred $358,441 of general and administrative expenses, compared to $26,407 of general and administrative expenses for the six months ended June 30, 2009. This increase in expenses is reflective, in part, of the Company's increased activity as it puts its new business plan into effect. Of the $358,441 of general and administrative expenses reflected on the Company's Statements of Expenses for the six months ended June 30, 2010, $48,457 was expended on the Company's behalf by the entity that holds a controlling interest in the Company to research and develop the Company's new business plan prior to its acquisition of such control on December 31, 2009.

Comparison  of  Three  Months  Ended  June  30,  2010  and  2009

For the three months ended June 30, 2010, we had a net loss of $216,205, compared to a net loss of $25,945 for the three months ended June 30, 2009. For the three months ended June 30, 2010, we incurred $216,397 of general and administrative expenses as compared to the three months ended June 30, 2009, when we incurred $13,845 of general and administrative expenses.


CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

The Company's cash position as of June 30, 2010 is $110,572. As of June 30, 2010, the Company has outstanding payables of $15,942. As described in the Form 10-K, the Company is in the process of raising additional funds for its new business plan. The Company also has a number of sales that it expects to close in the third quarter that will be a source of cash for operations. In addition, the Company made a $50,000 option payment in connection with a consignment transaction we entered into to sell certain properties in northern California, which is reflected on the Company's balance sheet as an asset. This option payment is refundable to the Company upon the Company attaining certain sales and financial targets. While the Company believes that it will meet these targets and that the option payment will be repaid, the Company has not yet met these targets. Repayment of the option payment would add to the Company's liquidity.

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

                                       6
ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk is limited to interest income sensitivity for working capital funds placed in a money market account. The effect of interest rate changes does not pose significant market risk to us. Also, we are exposed to foreign currency exchange rates whereby the strengthening of the US currency could make it more expensive for our foreign purchasers to buy our US properties, while a weakening US currency would make our properties less expensive to our international clients. We do not currently hedge against interest rate or currency risks. The effect of other changes, such as commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM  4T.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

On June 30, 2010, the Company issued 45,606 shares of common stock to Basil N. Argerson, Senior Vice President of the Company, for $20,795 in cash, at a purchase price of $0.456 per share, as well as 38,379 shares of common stock to another individual, for $17,500 in cash, at a purchase price of $0.456 per share. Such shares are exempt from registration under regulations promulgated by the Securities Exchange Commission under Section 4(2) of the Securities Act, as amended. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

ITEM  6.  EXHIBITS.

NUMBER          DESCRIPTION

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

                                         GOLDEN  GATE  HOMES,  INC.

Date:  August  13,  2010                 By:/s/  Steven  Gidumal
                                         -------------------
                                          Steven  Gidumal
                                          Chairman  of  the  Board
                                          and  Chief  Financial  Officer
                                         (Principal  Financial  and  Accounting
                                          Officer)