Form 10-Q
period 2010-09-30
Golden Gate Homes, Inc.
filed 2010-12-16
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               Fof the quarterly period ended September 30, 2010

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to

                       Commision file number: 001-32574
                                               ---------

                            GOLDEN GATE HOMES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                       87-0745202
   (State or other jurisdiction of incorporation          (I.R.S.
      or organization)                           Employer Identification No.)


               855 Bordeaux Way Suite 200, Napa, California 94558
                    (Address of principal executive offices)

                                 (707) 254-8880
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant  was  required  to  submit  and  post  such  files).  Yes   No

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

Large accelerated filer         [ ]    Accelerated filer    [ ]

Non-accelerated filer           [ ]    Smaller reporting company [X]
(Do  not  check  if  smaller  reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,755,188 common shares as of December 14, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                September 30,     December 31,
                                                    2010              2009

ASSETS
Current assets:
Cash                                       $        31,381   $          10
Deposit                                             50,000               -
Prepaid Expenses                                       984               -
Other Current Assets                                 7,150               -
                                                ----------------------------
                          Total Assets             $89,515   $          10
                                                ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable and accrued expenses      $       143,597   $      10,000
Other current liabilities                              109               -
                                               ----------------------------
                         Total liabilities         143,706          10,000

Stockholders' deficit

Preferred stock, $0.0001 par value, 1,000,000
shares authorized, 0 issued and outstanding              -               -
Common stock, $0.0001 par value, 600,000,000
shares authorized, 3,755,188 and 3,648,511
shares  issued outstanding as of September 30,
2010 and December 31, 2009, respectively               375            364
Paid-in capital                                  2,564,956      2,019,022
Deficit accumulated during the
   development stage                            (2,619,522)    (2,029,376)
                                               ---------------------------
Total Stockholders' deficit                        (54,191)        (9,990)
                                               ---------------------------
Total Liabilities and Stockholders' deficit        $89,515  $          10
                                               ===========================

                  See notes to unaudited financial statements.

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF INCOME
                                  (Unaudited)



                                                                    Period from
                                                                    May 11, 2005
                    Three Months Ended          Nine Months Ended (inception) to
                    September     September    September 30 September September
                      30, 2010      30, 2009     30, 2010    30, 2009   30, 2010
                    ------------------------------------------------------------
 Brokerage &  Fee
   Income                3,741            -        3,741          -       3,741

Operating Expenses:

   General &
     Administrative    235,809        8,266      594,250       34,673 1,547,839

  Impairment of deferred
     transaction costs       -            -            -          -   1,844,724
                      ---------------------------------------------------------
Operating loss        (232,068)      (8,266)    (590,509)   (34,673) (3,388,822)
                                                                     -----------

Other income (expense):

Interest income             28            -          363          -   5,663,893

Interest Expense             -      (12,272)           -    (36,228)    (77,471)

Gain/loss on settlement
   of debt                   -            -           -           -     669,656

Gain(loss) on derivative
   liabilities               -           -            -          -     203,596

Extinguishment of Debt       -           -            -          -     (928,182)
                       ---------------------------------------------------------
Total Other income         28      (12,272)         363    (36,228)   5,531,492
                       --------------------------------------------------------

Pretax income (loss) (232,040)     (20,538)   (590,146)    (70,901)   2,142,670

Income tax expense
   (benefit)                -            -                 -     -       (5,692)
                      ----------------------------------------------------------

Net income (loss)   $(232,040)  $  (20,538)   (590,146)  $ (70,901) $ 2,136,978
                     ==========================================================

Earnings (loss) per
   common share

   Basic & Diluted  $   (0.06)  $    (0.13)     (0.16)       (0.45)         N/A


Weighted average number
   of common shares
   outstanding

   Basic & Diluted  3,739,087      157,302  3,688,650      157,302         N/A

                See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                 Period from
                                                                  May 11, 2005
                                   Nine Months Ended             (inception) to
                               September 30,     September 30,    September 30,
                                   2010             2009              2010
                              -------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)             $  (590,146)    $   (70,901)      $   2,136,978
Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
Shares issued for services         15,150               -              15,150
Investment income                       -               -          (5,663,530)
Loss(Gain) on derivative
   liability                            -               -             (203,596)
Gain on settlement of debt              -               -              (6,937)
Gain on settlement of
    interest expense                    -               -            (711,441)
Impairment of deferred
   transaction costs                    -               -           1,828,626
Loss on extinguishment of debt          -               -             928,182

Change in:
Other current assets and
   prepaid expenses                (8,134)              -             (8,134)
Deposit                           (50,000)                           (50,000)
Accounts payable and accrued
   expenses                       133,706           1,147            810,828
Due to related party                    -          36,228             51,254
                             -----------------------------------------------
Net cash used in operating
   activities                    (499,424)        (33,526)          (872,620)

CASH FLOWS FROM INVESTING
ACTIVITIES
Deferred transaction costs              -               -         (1,828,626)
Payment to trust account                -               -        (76,532,404)
Disbursements from trust account        -               -         82,195,934
                            ------------------------------------------------
Net cash provided by investing
   activities                           -               -          3,834,904

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from sale of stock           48,295           -              79,545
Contributed Capital                  482,500           -             595,615
Proceeds from advances from
   stockholders                 -          -      33,365           1,270,282
Gross proceeds from public
   offering                                -           -          79,350,000
Gross proceeds from private
   placement                               -           -           2,000,004
Proceeds from sale of
   underwriter options                     -           -                 100
Payments on advances from
   stockholders                            -           -            (329,000)
Cash paid for offering costs               -           -          (4,743,110)
Special dividend payment                   -           -         (81,190,596)
Proceeds from convertible debt             -           -              36,257
                           -------------------------------------------------
Net cash provided by (used
   in) financing activities          530,795     33,365           (2,930,903)
                           --------------------------------------------------

Net change in cash                    31,371       (161)              31,381
Cash at beginning of period               10        171                    -
                          ---------------------------------------------------
Cash at end of period       $         31,381  $      10      $        31,381
                          ==================================================

Supplemental disclosures:
Cash paid for interest      $              -          -      $             -
Cash paid for income taxes                 -          -                7,228

Non-cash transactions:
Conversion of Shareholder
   to Notes                                -          -              928,182
 Conversion of Notes to
   common stock                            -          -              977,539



              See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

General

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2009 and the period from May 11, 2005 (inception) to December 31, 2009 as reported in the Form 10-K have been omitted.

Business

The Company is a development stage company that markets and sells residential property located in California to buyers in mainland China through a Chinese broker. The Company enlists the services of acquisition brokers in California, who present the Company with residential properties that are typically owned by a developer or financial institution. The Company is currently focusing on "consignment" transactions whereby the Company enters into an agreement with the owner of the properties to market such properties overseas. Terms of the consignment agreement specify the price at which the Company has an option to purchase each of the properties, which the Company then seeks to re-sell to buyers in China.

Revenue  Recognition

Our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. Our policy follows the guidance from SEC Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company books revenue at the close of escrow, after the sale of the property has been consummated and all fees paid and title recorded. The mechanism of the Company's closings is as follows: the Company purchases the property from the developer at the agreed upon option price, records the deed of trust and pays the settlement fees. The Company then sells the property to the third-party buyer, who pays his share of settlement fees and records the deed of trust in his or her name. Only after the cash is in hand does the Company recognize the revenue. The Company records revenue as the net difference between the sale price to the third-party buyer and the price paid to the developer for the option. For its asset management services, the asset management agreement provides for the Company to receive a portion of the fee for leasing properties to tenants. Revenue is booked only after the lease has been signed, the fee collected by the property manager, and the fee reflecting the Company's portion received by the Company. In addition, monthly asset management service fees are recorded only after the monthly rental has been collected from the tenant and the portion of the fee allocated to the Company for its services has been received.


Contingencies

We account for claims and contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment.



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

DEPOSIT

In conjunction with a consignment arrangement to market and sell certain real estate properties in northern California, the Company deposited into escrow $50,000 as an option payment for these properties, which was subsequently released to the developer of the properties. The option payment is reflected on the Company's balance sheet as an asset. The Company is currently in the process of attempting to negotiate certain terms with the developer of the properties. Among the terms being negotiated are performance based targets leading to the return of the option payment.

NOTE  2  -  GOING  CONCERN

The Company's cash position as of September 30, 2010 is $31,381. The Company has outstanding payables and other current liabilities of $143,706 as of September 30, 2010. Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the Company's ability to consummate sales of properties and the development of new business opportunities. See "PART II - OTHER INFORMATION - ITEM 1A. RISK FACTORS." Should all current sales for which there are deposits close, the Company expects its cash position to be adequate. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

Expenses paid on behalf of the Company and funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital. $482,500 was contributed during the nine months ended September 30, 2010.

The Company paid Great Western Holdings, a wholly-owned entity of certain family trusts of Tim Wilkens, a fee of $4,500 per month for providing us with the use of certain limited office space in Napa, California. No other executive officer or director has a relationship with or interest in Great Western Holdings.

NOTE  4  -  EQUITY

In June 2010, the Company sold 83,985 shares of common stock to an officer of the Company and to a former director of the Company for $38,295 in private transactions.

The Company issued 15,000 shares valued at $15,150 to an individual as compensation for consulting work. In addition, on August 9, 2010, the Company sold 7,692 shares of common stock to an individual in a private transaction for $10,000.

NOTE  5  -  RESERVES

The Company has provided a rental rate guarantee for a period of one year to the purchaser of one of the properties sold during the third quarter. However, because the property is currently rented at a price above the rate of the rental guarantee, and the current tenant has furnished a security deposit that would apply to any early termination of such lease and the Company's property manager has assured the Company that the property could be re-leased at an equivalent price in a short time frame, the Company has not reserved against this guarantee. There may be situations in the future, however, that will require the Company to reserve against similar guarantees.

NOTE  6  -  REVENUE

Our  revenue  is  comprised  of  the  following:


                   Three Months Ended     Nine Months Ended  Period from May 11,
                   September 30, 2010     September 30, 2010 2005 (inception) to
                                                             September 30, 2010
                   ------------------------------------------------------------
Revenues:

Gross revenues
   from brokerage sales  $   650,500      $   650,500         $   650,500

Cost of properties sold     (601,500)        (601,500)           (601,500)

Broker commissions (U.S.)     (8,732)          (8,732)             (8,732)

Broker commissions (H.K.)    (35,290)         (35,290)            (35,290)

Closing costs                 (1,825)          (1,825)             (1,825)
                           -----------------------------------------------
Income from brokerage sales    3,153            3,153               3,153

Asset Management Services:

Asset management fees            88               88                  88

Property leasing fees           500              500                 500
                          -----------------------------------------------
Brokerage & Fee Income        3,741            3,741               3,741

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could, "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled "Risk Factors" of the Form 10-K. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled "Risk Factors" of the Form 10-K.

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

Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation ("GGH"), acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business opportunity through the Company, pursuant to which the Company is seeking to sell residential real estate in the United States (initially primarily in California) to international home buyers.

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

As a result of the change in control of the Company, the Company adopted a significant change in its corporate direction. The Company has decided to focus its initial efforts on a plan of operation that focuses on marketing high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

Under the exclusive marketing agreement, Premier Capital has agreed to act as the Company's exclusive agent in Hong Kong and mainland China to market properties that are approved by Premier Capital and for which the Company has obtained sales options or agreements ("Approved Properties"). Premier Capital has agreed not to list, market or sell any properties from the U.S. states of California, Nevada, Arizona or Washington from any source other than the Company without the Company's approval. The Company will pay the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital will bear some of these expenses as well. For its services, Premier Capital will be paid a customary brokerage fee for Approved Properties sold in Hong Kong and China. The agreement is for a four-year term ending in the middle of October 2014 and will renew for additional one-year terms so long as the Company provides at least 100 Approved Properties per year pursuant to the agreement. The agreement is the result of an almost 20-year personal relationship between Tim Wilkens, the Company's Chief Executive Officer, and Philip Leung, the owner of Premier Capital. Management believes that, so long as the Company performs satisfactorily under the agreement, the agreement will be renewed. However, if the agreement were to terminate for any reason, the Company would be forced to find an alternative third party to market the Company's properties in China and other parts of Asia. The Company has no assurance that it would be able to find such an alternative third party, in which case the Company's business, prospects, financial condition and results of operations would most likely be materially and adversely affected.



RESULTS  OF  OPERATIONS

Comparison of Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, we had a net loss of $590,146, compared to a net loss of $70,901 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we incurred $594,250 of general and administrative expenses, compared to $34,673 of general and administrative expenses for the nine months ended September 30, 2009. This increase in expenses is reflective, in part, of the Company's increased activity as it puts its new business plan into effect. Of the $594,250 of general and administrative expenses reflected on the Company's Statements of Income for the nine months ended September 30, 2010, $48,457 was expended on the Company's behalf by the entity that holds a controlling interest in the Company to research and develop the Company's new business plan prior to its acquisition of such control on December 31, 2009.

Comparison  of  Three  Months  Ended  September  30,  2010  and  2009

During the three months ended September 30, 2010, we had $650,500 in gross revenues on the sale of two properties. Margins on these transactions were narrow, as the consignment agreement the Company entered into with the developer of the properties was priced aggressively as the Company attempts to prove its business concept. In addition, the Company had revenues of $588 from its asset management business. For the three months ended September 30, 2010, we had a net loss of $232,040, compared to a net loss of $20,538 for the three months ended September 30, 2009. For the three months ended September 30, 2010, we incurred $235,809 of general and administrative expenses as compared to the three months ended September 30, 2009, when we incurred $8,266 of general and administrative expenses.

CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

The Company's cash position as of September 30, 2010 is $31,381. The Company has outstanding payables and other current liabilities of $143,706 as of September 30, 2010. Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the Company's ability to consummate sales of properties and the development of new business opportunities. See "PART II - OTHER INFORMATION - ITEM 1A. RISK FACTORS." Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

As described in the Form 10-K, the Company is in the process of raising additional funds for its new business plan. The Company currently has twenty-two sale reservations across three projects totaling approximately $7.8 million of gross real estate sales which represent approximately $1,000,000 of net revenue before commissions and expenses and $440,000 of gross income after all expenses that are currently waiting on third-party mortgage financing that it expects to close in the next few months, and that the Company expects will be a source of cash for operations. In addition, the Company made a $50,000 option payment in connection with a consignment transaction we entered into to sell certain properties in northern California, which is reflected on the Company's balance sheet as an asset. The Company is currently in the process of attempting to negotiate certain terms with the developer of the properties. Among the terms being negotiated are performance based targets leading to the return of the option payment.



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

ITEM  4T.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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


                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  1A.  RISK  FACTORS

WE  MAY  NOT  BE  ABLE  TO  ARRANGE  FINANCING  FOR  OUR  OVERSEAS  BUYERS.

We sell our homes to buyers who expect the Company to assist them in securing a mortgage for their purchase. Our buyers put between 30% and 40% of the purchase price down in cash, a high percentage relative to current and historical averages in the U.S., which we believe makes these buyers attractive to mortgage lenders. However, we do not yet have a program in place with a lending partner that assures a steady supply of mortgage capital for our buyers. Therefore, our buyers may meet with delays in securing mortgages as information requirements vary from lender to lender, which may result in an increase in costs and fees to both the buyer and the Company, and which may also ultimately result in a loss of sales for the Company. We believe we can secure such a relationship with a lending partner, but there is no assurance that we will be able to do so.

Other than the risk factor set forth above, there have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

On July 31, 2010, the Company issued 15,000 shares of common stock to a consultant of the Company as compensation for services rendered. On August 9, 2010, the Company also issued 7,692 shares of common stock to another individual for $10,000 in cash, at a purchase price of $1.30 per share. Such shares are exempt from registration under regulations promulgated by the Securities Exchange Commission under Section 4(2) of the Securities Act, as amended. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.


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

                                         GOLDEN  GATE  HOMES,  INC.

Date:  December  15,  2010                By:/s/  Steven  Gidumal
                                         -------------------
                                          Steven  Gidumal
                                          Chairman  of  the  Board
                                          and  Chief  Financial  Officer
                                         (Principal  Financial  and  Accounting
                                              Officer)