Form 10-K
period 2010-12-31
Golden Gate Homes, Inc.
filed 2011-04-18
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to

                        Commission file number 001-32574
                                               ---------

                            GOLDEN GATE HOMES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               87-0745202
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
     incorporation or organization)


14 Wall Street, 20th Floor, New York, New York                   10005
     (Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number:  (212) 385-0955

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock,par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

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

Large accelerated filer        [ ]       Accelerated filer      [ ]

Non-accelerated filer          [ ]       Smaller reporting company   [X]
(Do  not  check  if  smaller  reporting  company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter: $203,833.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,837,136 shares of common stock, par value $0.0001 per share, as of April 8, 2011.


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

CHANGE  IN  CONTROL

     Before any acquisition or merger of the type described in the preceding paragraph occurred, a change in control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held
Delaware corporation ("GGH"), acquired from James P. Wilson and Keith D. Spickelmier 1,935,382 and 1,584,923 shares of the Company's common stock, respectively, theretofore owned by them separately, for an aggregate of 3,520,305 shares of common stock, representing approximately 96.5% of the outstanding shares of the Company's common stock and the controlling interest in the Company. The purchase prices paid for these shares were $171,875 to Mr. Wilson and $140,625 to Mr. Spickelmier. Steven Gidumal and Brandon Birtcher each own one-third of GGH, and two trusts of which Tim Wilkens is the trustee, The Wilkens 2000 Trust and The Wilkens 2003 Trust (the "Wilkens Trusts"), own the remaining one-third of GGH. Biographical information about Messrs. Gidumal and Wilkens is set forth in "ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE" below. GGH purchased the shares to pursue a business plan through the Company. For more information about this business plan, see "The Company's Business" below.

     In connection with the transaction described in the preceding paragraph, James P. Wilson resigned from the Company's Board of Directors on December 31, 2009, and Steven Gidumal was elected to the Board to fill the newly created vacancy, to serve along with Keith D. Spickelmier, who subsequently resigned as a director on March 17, 2010, and was replaced by Tim Wilkens. In addition, all of the Company's then serving officers resigned, and the Company elected a new slate of officers. For information about these directors and officers, see "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE" below. Furthermore, the Company changed its corporate name to "Golden Gate Homes, Inc." and effected a 1-for 35 reverse split of the Company's common stock to improve the Company's capital structure. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CHANGES IN FINANCIAL CONDITION-Liquidity and Capital Resources".

THE  COMPANY'S  BUSINESS

GENERAL

     As a result of the change in control of the Company, the Company adopted a significant change in its corporate direction. The Company's focus is on marketing high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.


INDUSTRY  BACKGROUND

     The Company's management believes that the recession in the United States economy that began in December 2007 and ended in June 2009 created opportunities in the current real estate market. CNNMoney.com has reported that this recession, which is frequently referred to as "the Great Recession," is generally regarded as "the worst economic downturn since the Great Depression."

     Due to the current housing market and the more restrictive lending conditions in the country, the demand for real estate is, and therefore the prices real estate command are, currently low relative to recent levels. This is reflective in the higher capitalization rates (indicating lower prices) that real estate buyers are asking and real estate sellers are willing to accept for the sale of their properties. The lower prices, in conjunction with the continuing low interest rates available in the market, makes this an attractive period to market U.S. real estate to foreign buyers, either through exclusive sales agreements or consignment transactions, or if financing can also be obtained, through acquisition and resale of properties.

     With the gradual resurgence of the United States economy and easing of capital restraints, the Company believes that properties acquired during this period should experience a natural appreciation in value as demand improves. The Company feels that the forward looking U.S. stock market and upward price movements in some areas of the country indicate the real estate market may have bottomed and a gradual climb into a stronger market cycle may be expected, although there can be no assurance of this.

     The Company's management believes that real estate developers, as well as banks and lending institutions, are now reluctant owners and forced sellers of properties. Banks are facing situations where state and local approvals have expired, documentation for projects are lost or non-existent, and permits have expired or need to be secured. According to a March 9, 2011 report by Freddie Mac's HomeSteps real estate sales unit, the inventory of foreclosed REO ("real estate owned" by banks) town homes and condominiums in California (the Company's primary target areas) numbers approximately 72,090 properties, a significant increase from 29,346 properties in 2008.

STRATEGY

     The Company's strategy is to distinguish itself and create a unique value proposition. Key components of the Company's strategy include:

     * Use the background of the Company's management in real estate and distressed situations to grow the Company's business rapidly.
     * Take advantage of the significant downturn in the residential property markets in selected areas of the United States to capture large discounts on properties to provide a strong value proposition to its overseas buyers. In situations where the Company seeks to control or acquire properties for resale, it strives to do so at significant discounts to appraised value. Where projects or specific properties have stalled or become unsellable for various reasons related to the lack or expiration of governmental approvals, lack of adequate documentation, the bankruptcy of the developer or cross-collateralization problems, or other similar issues, the Company's management has ample background to resolve such complex situations and add value for the benefit of all parties involved.
     * Use a rigid selection and, where applicable, acquisition criteria regarding properties to be marketed.
     * Leverage a proprietary property database to facilitate finding properties to market, which includes many properties that are not up for public sale.
     * Establish a growing list of sellers who want to access the Company's overseas distribution network, to facilitate their domestic sales process.
     * Use a sales and marketing distribution network within China for properties marketed and sold through the Company's marketing partner, Premier Capital, Ltd. ("Premier Capital"), a real estate brokerage firm based in Hong Kong that is one of the largest sellers of international properties in China. This approach attracts new buyers (particularly land-ownership desirous Chinese citizens) for United States properties to compensate in part for the lack of buyers currently in the market for these properties.
     * Provide property management expertise to support an expanding number of units sold or owned over time.
     * Provide one-stop acquisition and management services to Chinese and other international buyers, including facilitating their access to US -Chinese lenders.

                               Property Selection
                               ------------------

     The Company's management makes all decisions in identifying and selecting prospective target properties. The Company uses a rigorous selection process to bring value to its buyer-clients. In searching for and evaluating prospective target properties, the Company uses the following practices:

      * A focus on residential properties, which in many instances may be suitable to being rented by their overseas owners to third-parties;
      * Identification of foreclosed and REO properties by working directly with banks and leading brokers;
      * A focus on well-built, new or redeveloped construction near or in major cities;
      * Monitoring of market forecasts to determine which real estate markets will recover/appreciate sooner while still appealing to the Company's overseas clients;
      * Evaluation of macro factors such as comparable sales, rental demand, interest rates, location, occupancy, county and regional population and job growth factors;
      * Pre-approval of properties (where possible) by property lenders so approvals of financing for buyers move more quickly;
      *     Confirmation  of  projects'  marketability  with  Premier  Capital;
            and
      * Use of the Company's ability to close quickly, when appropriate, to secure the lowest consignment or acquisition price, as the case may be.

     The Company has established general attributes and criteria for prospective target properties. In evaluating a prospective target property, the Company's management considers, among other factors, the following:

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

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular property will be based, to the extent relevant, on the above factors as well as other considerations believed relevant by the Company's management in effecting a consignment transaction or acquisition consistent with the Company's business objective. In evaluating a prospective target, the Company conducts an extensive due diligence review that encompasses, among other things, physical inspection of the property or assets, a review of environmental, zoning, permitted use and title issues, and a review of all relevant financial and other information that is made available to the Company. This due diligence review is conducted either by the Company's management or by unaffiliated third parties the Company may engage.

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

MARKETING

     As a communist (i.e., "communal") country, all land in China is property of the State. Home residents lease their homes under land leases, but no Chinese citizen ''owns'' the land under his or her home. Among the expanding upper-middle and wealthy classes in China, overseas home ownership had been unattainable under prior Chinese law, but that has changed in recent years. The government is now allowing its citizens to invest overseas, including purchasing overseas residential properties. Executives of more than 100,000 state-owned enterprises are being encouraged to travel internationally to invest their capital. Previously, travel visas were unattainable. Despite the changes in Chinese law to encourage overseas investment, to the best of management's knowledge, no other supplier of U.S. residential properties has stepped in to fill this need. The Company introduces Chinese buyers to U.S. residential properties where they currently have no access. The Company provides "one-stop" shopping to the "retail" buyer that wants to own one or more California properties. The Company, as an assistance to its overseas buyers: (i) performs the property due diligence, (ii) assists in arranging the bank financing, (iii) manages, through independent third parties, the buyer's property (finds tenants, collects rents, pays bills from owner account, etc.), and (iv) sends quarterly statements to the property buyer/owner.

     The  Company  markets properties to residents of five leading Asian cities:
Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen, which have a total population of almost 60 million people. The table below sets forth the respective populations of these five cities.

                POPULATIONS OF THE FIVE LEADING CITIES OF CHINA


                      City                    Population
                      ----                    ----------
                     Shanghai                 18,900,000
                     Beijing                  17,400,000
                     Shenzhen                  8,600,000
                     Guangzhou                 7,700,000
                     Hong Kong                 7,000,000

          The table set forth after this paragraph reflects the comparable affordability of a California home to a Chinese citizen. The column "Yuan Index to Buy Home" compares the purchase price that a Chinese national would have been required to pay in 2005, the base year, for the average California home (based on the then average price of such home and the then dollar/yuan exchange rate) compared to what the Chinese citizen would have been required to pay in each of the years listed in the table on a 100-point scale. The table reveals that by 2010, Chinese citizens would have been required to pay only 39.3% of the price they would have been required to spend in order to buy the average California home in 2005. Management believes that this development greatly increases the attractiveness of California properties to Chinese citizens.

               Affordability of California Home in Chinese Yuan

      Year      Avg. CA         Yuan /          Avg. CA        Yuan Index to
              Home Price($)(3)  1US$(2)     Home Price(Yuan)     Buy Home
      ----    -------------     ----        ----------------     --------

      2010*     $252,000         6.75           1,701,000          39.3
      2009      $248,000         6.83           1,693,840          39.1
      2008      $346,400         6.85           2,372,840          54.8
      2007      $560,300         7.62           4,269,486          98.6
      2006      $556,400         7.99           4,445,636         102.7
      2005      $522,700         8.28           4,327,956         100.0
      2004      $450,800         8.28           3,732,624          86.2

*     Forecast from the California Realtors website

     Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
     Exchange rate as of June of each year, per Bloomberg.
     Avg. CA Home Price from "California Realtors"' website



STRATEGIC  PARTNER  AND  EXCLUSIVE  MARKETING  AGREEMENT

     The Company has entered into an exclusive marketing agreement with Premier Capital, which management believes is critical to the Company's success. Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997. It has Chinese offices in Hong Kong, Beijing, Shanghai, Guangzhou and
Shenzhen, the five Asian cities in which the Company markets properties. Premier Capital also has offices in Australia, Singapore and New Zealand.

     Under the exclusive marketing agreement, the Company appointed Premier Capital as the Company's exclusive agent for purposes of marketing properties optioned or purchased by the Company and approved by Premier Capital ("Approved Properties") in Hong Kong and mainland China. Premier Capital has agreed not to list, market or sell any properties in California, Nevada, Arizona or Washington without the Company's approval. The Company pays the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital bears some of these expenses as well. For its services, Premier Capital is paid a customary brokerage fee for Approved Properties sold in Hong Kong and China. The agreement is for a four-year term ending in the middle of October 2014 and will renew for additional one-year terms so long as the Company provides at least 100 Approved Properties per year pursuant to the agreement. The agreement is the result of a 20-year personal relationship between Tim Wilkens, the Company's Chief Executive Officer, and Philip Leung, the owner of Premier Capital. Management believes that, so long as the Company performs satisfactorily under the agreement, the agreement will be renewed. However, if the agreement were to terminate for any reason, the Company would be forced to find an alternative third party to market the Company's properties in China and other parts of Asia. The Company has no assurance that it would be able to find such an alternative third party, in which case the Company's business, prospects, financial condition and results of operations would most likely be materially and adversely affected.

OPERATIONS

GENERAL
-------

     The Company primarily markets high-quality, distressed residential properties in exclusive US markets (with an initial focus on California) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

INITIAL  ACTIVITIES
-------------------

     The Company commenced its initial plan of operation in the spring of 2010. In April 2010, the Company entered into two option agreements with a real estate developer of two housing developments in Northern California, which provided the Company the exclusive rights to sell an aggregate of 20 homes. In June 2010, the Company entered into an option agreement with a real estate developer of a condominium project in downtown Los Angeles, California, which provided the Company the exclusive rights to sell 25 condominium units. The Company continues to retain under contract the exclusive right to sell a total of 21 units in the three projects, adjusted for closings and cancellations. The Company marketed these properties to Chinese buyers in the five cities listed in the table above in two separate trips to China, during which executives of the Company issued press releases, were interviewed by leading Chinese news agencies, and held exhibitions with Premier Capital to present detailed information regarding the consigned properties directly to prospective purchasers. To date, the Company has entered into 25 sales contracts with purchasers and has received a like number of deposits, but had only closed 3 sales by the end of the first quarter of fiscal 2011. The delays in closing these contracts are due to the delays in arranging financing. See "ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CHANGES IN FINANCIAL CONDITION-Liquidity and Capital Resources".

     The Company's business objectives are to establish a meaningful number of sales of residential properties to international buyers (primarily from China and other parts of Asia) by obtaining exclusive rights to sell specific U.S. properties (with an initial focus on California). These selling rights may come in the form of exclusive selling agreements or consignment agreements. The use of each of these various selling strategies will depend on the willingness of sellers to engage with the Company on the exclusive sale of properties, the Company's ability to complete such sales to its international buyer client base, and the access and availability of capital to the Company. Management believes that an adequate number of properties are available to be marketed overseas, such that this will not be a limiting factor. However, at the present time, the Company does not have any new properties under contract to market, as the Company's focus in the last several months has been to assist buyers in obtaining financing to allow them to close the sales of the properties that are currently under sales contracts. See "ITEM 1A. RISK FACTORS -- WE MAY NOT BE ABLE TO ARRANGE FINANCING FOR OUR OVERSEAS BUYERS."

EMPLOYEES.

     The  Company  currently  has  three  part-time  employees.

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

     Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue the Company's business plan to sell residential real estate in the United States (initially primarily in California) to international home buyers (residing initially in China). See "ITEM 1.
BUSINESS--OVERVIEW-- Change in Control". This past year, we entered into three option agreements to acquire residential properties for sale through our distribution partner in China, and closed the sale of two residential properties. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESULTS OF OPERATIONS." Additionally, we have closed the sale of another one residential property during the first quarter of fiscal 2011, and there are an additional 8 sales that are expected to close in the next 45 days. However, to date, we have established a very limited track record of selling United States properties internationally. In view of our extremely limited operating history, you may have difficulty in evaluating us and our business and prospects. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.


WE HAVE CERTAIN CAPITAL NEEDS, AND THE PROCUREMENT OF FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

     We currently have not generated much revenue. Moreover, the Company's cash position as of December 31, 2010 is $1,913. The Company has outstanding payables and other current liabilities of $161,811 as of December 31, 2010. Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. During the first quarter of fiscal 2011, the Company has closed an additional one sale, and has increased its available cash to approximately $6,000, and decreased its outstanding payables by approximately $60,000, of which approximately $31,000 was through issuances of the Company's common stock. The future of the Company is dependent upon the Company's ability to consummate sales of properties, the development of new business opportunities and our ability to raise new capital. We have reduced our monthly expenses by shrinking our work force, ending our payment for office rent and eliminating duplicative expenses. We plan to finance our operations for the next 12 months through cash flow from property sales, private placements of debt and equity, possible bank borrowings and possible joint venture arrangements. In addition, we are currently looking for a source of bank financing to provide financing for our international clients to allow them to complete their residential property acquisitions. However, there can be no assurance that we will find such a mortgage lending source. See "RISK FACTORS -- WE MAY NOT BE ABLE TO ARRANGE FINANCING FOR OUR OVERSEAS BUYERS" below. If our revenues do not materialize for whatever reason, we may have limited ability to expend the capital necessary to undertake or complete consignment or acquisition programs, and may be forced to cease operations.

     OUR OFFICERS AND DIRECTORS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES, THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO GROW OUR BUSINESS.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to grow our business. We do not currently have any full-time employees. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Messrs. Gidumal and Wilkens to devote substantial time to our business during the process of conducting due diligence and marketing properties for developments for which we have signed option or consignment agreements. If our executive officers' or directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to grow our business. We cannot assure you that these conflicts will be resolved in our favor.

     WE  MAY  NOT  BE  ABLE  TO  ARRANGE  FINANCING  FOR  OUR  OVERSEAS  BUYERS.

     We market our homes to buyers who expect the Company to assist them in securing a mortgage for their purchase. Our buyers typically put between 30% and 48% of the purchase price down in cash, a high percentage relative to current and historical averages in the U.S., which we believe makes these buyers attractive to mortgage lenders. However, we do not yet have a program in place with a lending partner that assures a steady supply of mortgage capital for our buyers. Therefore, our buyers may meet with delays in securing mortgages as information requirements vary from lender to lender, which may result in an increase in costs and fees to both the buyer and the Company, and which may also ultimately result in a loss of sales for the Company. We believe we can secure such a relationship with a lending partner, but there is no assurance that we will be able to do so.

     WE DEPEND ON CERTAIN KEY PERSONNEL.

     We substantially depend upon the efforts and skills of Steven Gidumal, a director and the Chairman and Chief Financial Officer of the Company, and Tim Wilkens, a director and the Chief Executive Officer of the Company. The loss of Mr. Gidumal's or Mr. Wilkens' services, or their inability to devote sufficient attention to our operations, could materially and adversely affect our operations. We currently do not maintain key man life insurance on Mr. Gidumal or Mr. Wilkens.

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

            MANAGEMENT OWNS A CONTROLLING PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

     Our current management, Steven Gidumal and Tim Wilkens (through two family trusts he controls), together with a third party, currently own (directly or indirectly) approximately 91.7% of our outstanding common stock (considered on an undiluted basis) through their ownership of all of the shares of common stock of GGH. Although Section 214 of the Delaware General Corporation Law allows for cumulative voting if a corporation's certificate of incorporation specifically provides for it, the Company's Third Amended and Restated Certificate of Incorporation has no provision for cumulative voting. Accordingly, the holder or holders of a majority of our outstanding shares of common stock may elect all of our directors. Management's large percentage ownership of our outstanding common stock helps enable them to maintain their positions as such and thus control of our business and affairs.

     REAL ESTATE PRICES CAN BE VOLATILE, WHICH MAY AFFECT OUR ABILITY TO ATTRACT BUYERS AT THE PRICES WE NEED TO MAKE A PROFIT.

     Our revenues, profitability and future growth and the carrying value of our properties will depend substantially on the prices we realize for the sale of our consigned and owned units. Our realized prices will also affect the amount of cash flow available for subsequent acquisitions and our ability to borrow and raise additional capital. Residential homes are currently in surplus supply and their prices are subject to fluctuation in response to changes in supply and demand. Historically, the markets for California residential real estate have shown consistent growth although the State went through a period of price deflation in the 1993 - 1995 timeframe, and the California market is likely to continue to be volatile for the immediate future. Despite the historically low current prices for California residential properties, there can be no assurance that even lower prices will not be experienced in the future. Residential real estate price movements cannot be predicted with certainty. A substantial or extended decline in California residential home prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance property acquisitions.

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


     OUR INABILITY TO PROCURE ADEQUATE INSURANCE COVERAGE FOR CERTAIN OCCURANCES COULD ADVERSELY AFFECT OUR BUSINESS.

     Presently, as we close on projects under contract, we may elect to purchase insurance coverage. However, we may choose not to obtain insurance for some risks if we believe the cost of available insurance is excessive relative to the risks presented. In addition, some risks may either not be fully insurable or not insurable at all. Even if we broaden our insurance coverage, our insurance would probably not cover all potential claims or may not adequately indemnify us for all liability to which we will be exposed. Any liability or legal defense expenses not covered by insurance or exceeding our insurance coverage could materially and adversely affect our business, operating results and financial condition. Moreover, we do not currently carry business interruption insurance.

     WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

     Our operations depend on a number of third parties. We have limited control over these third parties. We rely on Premier Capital, an international seller of real estate properties that was founded in 1988 and expanded into China in 1997. We believe that Premier Capital is one of the leading sellers of international properties to Chinese citizens. We rely upon Premier Capital's ability to bring potential buyers to presentations of the Company's real estate in the five leading cities of China and to follow up on all leads with prospective Chinese buyers. The Company has an exclusive agreement with Premier Capital through the middle of October 2014, which limits Premier Capital to sell exclusively the Company's properties located in California, Nevada, Arizona and Washington within China, and the agreement automatically renews for one-year terms upon the satisfaction of certain conditions. See "ITEM 1. BUSINESS - OVERVIEW-- The Company's Business - Strategic Partner and Exclusive Marketing Agreement". We also rely upon the services of California-based and international banks to provide mortgage financing to our international buyers. In addition, we rely upon our acquisition team to identify promising consignment, auction and acquisition properties suitable for our international clientele. Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

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

     CHANGES IN FOREGN CURRENCY EXCHANGE RATES AND INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS.

     As a company that focuses on marketing real estate located in the United States to foreign buyers, we are exposed to certain market risks, specifically with regard to foreign currency exchange risks (and initially in particular the dollar/yuan exchange rate) and interest rates. While we monitor these exposures, we currently have no plan to manage these risks through hedging or other derivatives transactions. As a result, unfavorable changes in foreign currency exchange rates and interest rates could affect the affordability of our properties to prospective foreign buyers, which could have a substantial adverse effect on our financial condition and results of operations.

     OUR COMPETITORS MAY HAVE GREATER RESOURCES, WHICH COULD ENABLE THEM TO PAY A HIGHER PRICE FOR PROPERTIES AND TO BETTER WITHSTAND PERIODS OF LOW MARKET PRICES FOR RESIDENTIAL PROPERTIES.

     The residential real estate industry is intensely competitive, and we compete with other companies that have substantially larger financial resources, operations, staffs and facilities. Many of these companies not only develop, purchase and sell residential properties but also carry on construction operations and market properties on a regional or national basis. Such companies may be able to pay more for residential properties or develop, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue acquisition activities during periods of low home market prices. Our ability to enter into consignment transactions to market additional properties and to sell them profitability in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

     OUR  COMMON  STOCK  HAS  EXPERIENCED  ONLY  LIMITED  TRADING.

     Our Common Stock is quoted and traded in limited quantities on the OTC Electronic Bulletin Board in the United States under the symbol "GNGT.OB". Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS.

     We have received no written comments regarding our periodic or current reports from the staff of the Securities Exchanged Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remain unresolved.

ITEM  2.  PROPERTIES.

     We maintain our executive offices at 14 Wall Street, 20th Floor, New York, New York 10005. Our mailing address is Golden Gate Homes, Inc., P.O. Box 2490, Napa, California 94510.

ITEM  3.  LEGAL  PROCEEDINGS.

     To the knowledge of management, there is no litigation or administrative proceeding currently pending or contemplated against us or any of our officers or directors in their capacity as such.

                                  PART  II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The shares of the Company's common stock are currently quoted on the Over the Counter Bulletin Board under the symbol GNGT.OB. Until April 12, 2010, the Company's warrants and units were quoted on the Over the Counter Bulletin Board under the symbols GNGTW.OB and GNGTU.OB, respectively. Each unit of the Company consisted of one share of Company common stock and two redeemable common stock purchase warrants. The Company warrants became separable from the Company common stock on May 11, 2006. The warrants entitled holders to purchase from the Company shares of common stock at a full share equivalent price of $525 per share (after giving effect to the 1-for-35 reverse stock split), commencing the later of the completion of a business combination or April 11, 2007. The Company warrants expired by their terms at 5:00 p.m., New York City time, on April 10, 2010, or earlier upon redemption. However, because April 10, 2010 was a Saturday, the Company determined that it would allow holders of the warrants to exercise the warrants until 5:00 p.m., New York City time, on Monday, April 12, 2010. Prior to April 11, 2006, there was no established public trading market for our common stock.

          The Company does not currently have any authorized or outstanding equity compensation plans.

     The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock, warrants and units as reported on the Over the Counter Bulletin Board for the years ended December 31, 2010 and 2009, and gives effect to the 1-for-35 reverse stock split.

                   Common  Stock         Warrants                 Units
Quarter  Ended      High    Low         High    Low            High       Low

March  31,  2010    $0.75   $0.20       n/a      n/a.            n/a       n/a
June  30,  2010     $1.05   $0.35       n/a      n/a             n/a       n/a
September 30, 2010  $1.70   $0.25       n/a      n/a             n/a       n/a
December 31,  2010  $0.75   $0.20       n/a      n/a             n/a       n/a

                   Common  Sock         Warrants                 Units
Quarter  Ended      High    Low         High    Low           High        Low

March  31,  2009   $1.05   $0.735    $0.0035  $0.0035          $0.385    $0.385
June  30,  2009    $0.1155 $0.0875     n/a       n/a           $0.385    $0.385
September 30, 2009 $1.715  $0.14     $0.0035  $0.0035          $0.385    $0.385
December 31, 2009  $1.435  $0.1925   $0.0035  $0.0035          $0.455    $0.455

Source: Bloomberg historical pricing. Gives effect to 1-for-35 reverse stock split.

HOLDERS

     As of December 31, 2010, there were approximately six holders of record of our common stock. It is likely that the actual number of beneficial holders exceeds this amount.

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

     On June 30, 2010, the Company issued 45,606 shares of common stock to Basil
N. Argerson, Senior Vice President of the Company, for $20,795 in cash, at a purchase price of $0.456 per share, and 38,379 shares of common stock to Keith
D. Spickelmier, a former officer and director of the Company, for $17,500 in cash, at a purchase price of $0.456 per share. On July 31, 2010, the Company issued 15,000 shares of common stock to a consultant of the Company as compensation for services rendered. On August 9, 2010, the Company also issued 7,692 shares of common stock to another individual for $10,000 in cash, at a purchase price of $1.30 per share.

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

     Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders. Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business plan through the Company, pursuant to which the Company sells residential real estate in the United States (initially primarily in California) to international home buyers (residing initially in China). See "ITEM 1. BUSINESS--OVERVIEW-- Change in Control". For a more complete description of the Company's business plan, see "ITEM 1. BUSINESS-OVERVIEW-The Company's Business".

RESULTS  OF  OPERATIONS

     Comparison of Fiscal Year Ended December 31, 2010 to Fiscal Year Ended December 31, 2009

     For the fiscal year ended December 31, 2010, we had a net loss of $705,456. For the fiscal year ended December 31, 2009, we had net income of $82,240. For the fiscal year ended December 31, 2010, we incurred $709,751 of general and administrative expenses, as compared to the fiscal year ended December 31, 2009, when we incurred $89,177 of operating expenses, had a gain on settlement of debt of $6,937, and had interest expense of $48,721. This increase in expenses is reflective of the Company's increased activity as it puts its new business plan into effect. During the fourth quarter, we wrote off an option deposit in the amount of $50,000 in connection with a consignment transaction we had entered into to sell certain properties in northern California, which had been previously reflected on the Company's balance sheet as an asset, as it may be difficult to recover this deposit given the delay in home sales closings. Of the $709,751 of general and administrative expenses reflected on the Company's Statements of Income for the year ended December 31, 2010, $48,457 was expended on the Company's behalf by the entity that holds a controlling interest in the Company to research and develop the Company's new business plan prior to its acquisition of such control on December 31, 2009.

     For the fiscal year ended December 31, 2010, we had $650,500 in gross revenues on the sale of two properties. Margins on these transactions were narrow, as the consignment agreement the Company entered into with the developer of the properties was priced aggressively as the Company attempts to prove its business concept. In addition, the Company had revenues of $777 from its asset management business.

CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

     The Company's cash position as of December 31, 2010 is $1,913. The Company had outstanding payables and other current liabilities of $161,811 as of December 31, 2010. Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the Company's ability to consummate sales of properties and the development of new business opportunities. See "ITEM 1A. RISK FACTORS." Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

     For the first quarter of fiscal 2011, the Company has closed an additional one sale totaling approximately $358,000 and realized approximately $22,600 in gross income. Additionally, the Company currently has 16 sale reservations across three projects totaling approximately $5.2 million of gross real estate sales which represent approximately $775,000_ of net revenue before commissions and expenses and $330,000 of gross income after all expenses that are currently waiting on third-party mortgage financing, and that the Company expects will be a source of cash for operations.

     The Company has taken numerous steps to conserve cash. We have closed our shared office in Napa and eliminated our full-time employees However, given the Company's current cash position, it may be difficult for the Company to enter into any new agreements to market properties to its international clients without obtaining additional funding.

     The Company can make no assurances that any additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms.

     To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses. During the quarter ended March 31, 2011, the Company issued 32,500 shares of its common stock to a consultant as payment for services rendered, and issued an additional 50,000 shares of its common stock as payment for legal services rendered. These stock issuances reduced outstanding payables reflected on our financial statements on December 31, 2010 by approximately $31,000. See Note 9 to the Company's Financial Statements.

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

ITEM  9A.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were operating effectively as of December 31, 2010.

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

     To evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this evaluation, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes  in  Internal  Control  over  Financial  Reporting

     No change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.  OTHER  INFORMATION.

     Not  applicable.


                    PART  III.

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE.

     Our  current  directors  and  executive  officers  are  as  follows:

NAME                               AGE       POSITIONS
----                               ---       ---------

Steven Gidumal                    53        Chairman  of  the  Board  &
                                            Chief Financial Officer

Tim  Wilkens                      50        Chief  Executive  Officer

Basil  N.  Argerson               51        Senior  Vice  President,  Treasurer
                                            &  Secretary

     The  following  is the background of Messrs. Gidumal, Wilkens and Argerson:

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

     BASIL N. ARGERSON. Since February 2006, Mr. Argerson has served as a management consultant in his own firm, where he focuses on providing merger and acquisition advice, performing business valuations and evaluating new market opportunities, primarily for clients in the medical services/devices and real estate industries. Mr. Argerson received a Bachelor of Arts in Economics, with distinction, from the University of Virginia, a Juris Doctorate from the University of Virginia School of Law, and a Master of Business Administration from the University of Chicago Booth School of Business.

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

CODE  OF  ETHICS

     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. A copy of the Company Code of Ethics and any amendments thereto is available at www.goldengatehomes.net.
                                                  -----------------------

ITEM  11.  EXECUTIVE  COMPENSATION

     No executive officer or director has received any cash compensation for services rendered. The Company has not established standard compensation arrangements for its directors, and the compensation, if any, payable to each individual for his or her service on the Company's Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on the Company's behalf. For the 2010 calendar year, we paid Great Western Holdings, Inc. a wholly-owned entity of two family trusts of which Tim Wilkens is the trustee, an aggregate of $55,785 for providing us with certain limited office space, in Napa, California. However, this arrangement was not intended to provide Tim Wilkens compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in Great Western Holdings. This office space arrangement was terminated on December 15, 2010.

     The Company has not decided upon the remuneration that it will pay to its officers as of the date of this Report. The Company does not expect to pay any such remuneration (other than expense reimbursements) until such time as it is able to generate sufficient revenues or complete a significant capital raising event to permit it to do so. In either such event, management expects that the Company will start to pay management salaries at market levels, consistent with any restrictions on salaries imposed by investors providing additional funds. However, our stockholders that also serve as officers will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed "independent," we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The table set forth below contains certain information as of March 31, 2011 concerning the beneficial ownership of the Company's common stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) by each director; and (iii) by all directors and officers as a group. The address for all persons listed in the table is 855 Bordeaux Way, Suite 200, Napa, California 94558.

     Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 31, 2011 are treated as outstanding only for determination of the number and percent owned by such group or person.

                                    Amount and Nature of Beneficial Ownership
Name of Beneficial Owner                 Number               Percent
------------------------                 ------               -------

GGH, Inc.                             3,520,305 (1)            91.7%

Steven  Gidumal                       3,520,305 (1)            91.7%

Tim Wilkens                           3,520,305 (1)            91.7%

Brandon Birtcher                      3,520,305 (1)            91.7%

All directors and officers as a group
(three persons)                       3,565,911                92.9%

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

     Our officers and directors, collectively, beneficially own approximately 92.9% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

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

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

Audit  Fees

For 2010 and 2009, we incurred fees from our principal accountant of $14,900 and $1,500, respectively, for the services they performed including the year-end audit, the quarters and consents on other SEC filings.

Audit-Related  Fees

During 2010, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax  Fees

For 2010 and 2009, we paid our principal accountant $2,000 and $1,500, respectively.

All  Other  Fees

During 2010, there were no fees incurred for products and services provided by the principal accountant other than those set forth above.

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

               PART  IV.

ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

1.  FINANCIAL  STATEMENTS:

Index  to  Financial  Statements  and  Schedules
Report  of  Independent  Registered  Public  Accounting  Firm
Balance  Sheets  as  of  December  31,  2010  and  December  31,  2009
Statement of Operations - Year ended December 31, 2010, December 31, 2009, and Period from May 11, 2005 (Inception) to December 31, 2010
Statement of Stockholders' Equity (Deficit) -Year ended December 31, 2010, December 31, 2009 and Period from May 11, 2005 (Inception) to December 31, 2010 Statement of Cash Flows -Year ended December 31, 2010, December 31, 2009 and Period from May 11, 2005 (Inception) to December 31, 2010
Notes  to  Financial  Statements

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

3.1          Third  Amended  and  Restated  Certificate  of Incorporation**

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

10.11 Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*

10.12 Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*

10.13        Advance  Agreement  between the Registrant and Keith D.
             Spickelmier, dated  December  20,  2005.*

10.14 Amended Marketing and Sales Partnership Agreement dated March 10, 2010 by and between the Company and Premier Capital, Ltd.**

10.15 Consulting Agreement between the Company and Brian McConnell, dated April 8, 2010***

31.1         Sarbanes  Oxley  Section  302  Certifications****

32.1         Sarbanes  Oxley  Section  906  Certifications****

24           Power  of  Attorney.*

99.1         Audit  Committee  Charter*

99.2         Code  of  Ethics*

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)

** Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 12, 2010

***Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2010

****  Filed  herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 2011.

GOLDEN  GATE  HOMES,  INC.

By:  /s/  Steven  Gidumal
     -------------------
     Steven  Gidumal
     Chairman  of  the  Board  and
     Chief  Financial  Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               NAME                        POSITION             DATE

By:  /s/  Steven  Gidumal         Chairman  of  the          April  14,  2011
          STEVEN  GIDUMAL         Board  of  Directors  and
                                  Chief  Financial  Officer
                                  (Principal  Financial
                                  and  Accounting  Officer)


By:  /s/  Tim  Wilkens            Chief Executive Officer   April 14, 2011
          TIM  WILKENS            and  Director
                                 (Principal  Executive  Officer)

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

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To  the  Board  of  Directors
Golden  Gate  Homes,  Inc.
(A  Development  Stage  Company)
Napa,  California

We have audited the accompanying consolidated balance sheets of Golden Gate Homes, Inc. (a development stage company) (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and from May 11, 2005 (inception) to December 31, 2010. These financial statements are the responsibility of Golden Gate Homes, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Gate Homes, Inc. as of December 31, 2010 and 2009 and the results of operations and cash flows for the years then ended and from May 11, 2005 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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


MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 11, 2011

                         GOLDEN  GATE  HOMES,  INC.
                      (A  DEVELOPMENT  STAGE  COMPANY)
                               BALANCE SHEETS
                        AS OF DECEMBER 31, 2010 AND 2009

                            ASSETS
                                                         2010           2009

Current  assets:
Cash                                               $      1,913     $    10
Prepaid  Expenses                                          (753)          -
Other  current  assets                                    7,150           -
                                                    ------------------------
Total  current  assets                                    8,310          10
                                                    ------------------------
           Total  Assets                          $       8,310     $    10
                                                    ========================


 LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
Current  liabilities:
Accounts  payable  and  accrued  expenses         $     145,356    $ 10,000
Due  to  related  parties                                16,455           -
                                                  -------------------------
         Total  Liabilities                      $      161,811    $ 10,000

Stockholders'  equity  (deficit):

Preferred  stock,  $0.0001  par  value,
  1,000,000  shares  authorized,  none  issued
  and  outstanding                                           -           -
Common  stock,  $0.0001  par  value,  600,000,000
  shares  authorized,  3,755,188  and  3,648,511
  shares  issued  and  outstanding  at  December  31,
  2010 and 2009, respectively                              375         364
Paid-in  capital                                     2,580,956   2,019,022
Deficit  accumulated  during  the
  development  stage                                (2,734,832) (2,029,376)
                                                    ----------------------
  Total  Stockholders'  Deficit                       (153,501)     (9,990)
                                                    ----------------------
Total  Liabilities  and  Stockholders'
   Deficit                                          $    8,310   $     10
                                                   =======================
See  notes  to  financial  statements.

                           GOLDEN  GATE  HOMES,  INC.
                       (A  DEVELOPMENT  STAGE  COMPANY)
                            STATEMENTS  OF  OPERATIONS
          YEAR  ENDED  DECEMBER  31,  2010,  DECEMBER  31,  2009,  AND
           PERIOD  FROM  MAY  11,  2005  (INCEPTION)  TO  DECEMBER 31, 2010

                                      Year           Year       Period from May
                                                                11,  2005
                                      Ended          Ended      (Inception)  to
                                   December  31,  December 31,  December  31,
                                      2010            2009        2010

Brokerage  &  Fee  Income         $    3,930      $       -       $  3,930
Operating  expenses:
   General  &  administrative        709,751         40,456      1,663,340
Impairment  of  deferred
  transaction  costs                       -              -      1,844,724
                                  ----------------------------------------
Operating  loss                     (705,821)       (40,456)    (3,504,134)

Other  income  (expense):
  Interest  income                       365              -      5,663,895
  Interest  expense                                 (48,721)       (77,471)
  Loss  on  extinguishment  of  debt       -              -       (928,182)
  Gain  on  settlement  of  debt                      6,937        669,656
  Gain  (loss)  on  derivative
  liabilities                              -              -        203,596
                                  ----------------------------------------
Total  other  income  (expenses)         365        (41,784)     5,531,494
                                  ----------------------------------------

Net  income  (loss)                 (705,456)       (82,240)     2,027,360

Income  tax  expense                       -              -          5,692
Distribution  in  trust  fund
earnings                                                        (4,756,500)
                                  ----------------------------------------
Net  income  (loss)              $  (705,456)    $  (82,240)  $ (2,734,832)
                                  ========================================

Earnings  (loss)  per  common  share:
BASIC & DILUTED                  $     (0.19)   $     (0.02)          N/A

Weighted  average  number  of
common  shares  outstanding:
BASIC&  DILUTED                    3,705,421      3,648,511           N/A

See  notes  to  financial  statements

                            GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
    YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM MAY 11, 2005
                        (INCEPTION) TO DECEMBER 31, 2010

                               Additional                          Total
                     Common Stock   Paid-In  Accumulated  Deferred Stockholders'
                   Shares   Amount  Capital   Deficit    Compensation   Deficit

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
                    ===========================================================

Stock  issued  upon
 Conversion  of
  Promissory
  Notes           3,491,209       348       977,190                     977,538
Contributed
  Capital                                   113,115                     113,115
Net  income                                               (82,240)      (82,240)
                   ------------------------------------------------------------

Balance  at  December
  31,   2009      3,648,511      $364    $2,019,022   $(2,029,376       $(9,990)
                  ============================================================
Stock issued
of cash            91,677        9     48,286                            48,295
Stock issued for
services           15,000        1     15,149                            15,150
Contributed
Capital                               498,500                           498,500
Net income                                      (705,456)              (705,456)
            -------------------------------------------------------------------
Balance as of
December 31,
2010           3,755,188    $ 374 $ 2,580,957 $ (2,734,832)          $ (153,501)
           ====================================================================

See  notes  to  financial  statements.

                            GOLDEN GATE HOMES, INC.
                       (A  DEVELOPMENT  STAGE  COMPANY)
                            STATEMENTS OF CASH FLOWS
          YEARS  ENDED  DECEMBER  31,  2010  AND  2009,  AND  THE
           PERIOD  FROM  MAY  11,  2005  (INCEPTION)  TO  DECEMBER  31,  2010

                                 Year          Year    Period  from May 11, 2005
                                 Ended        Ended      (Inception)  to
                               December  31, December  31, December  31,
                                 2010          2009           2010

Net  income  (loss)         $  (705,456)  $  (82,240)      (2,734,832)
Shares  issued  for  services    15,150            -           15,150

Adjustments  to  reconcile
 net  income  (loss)  to  net
 cash  used  in  operating
 activities:

  Investment  income                 -             -       (5,663,530)
  Loss  (Gain)  on
    derivative  liabilities          -             -         (203,596)
Gain  on  settlement  of
interest  expenses                   -       (48,722)        (711,441)
Gain  on  settlement  of  debt       -        (6,937)          (6,937)
Impairment  of  deferred
transaction  costs                   -                      1,828,626
Loss  on  extinguishment  of  debt   -             -          928,182
Change  in:
  Accounts  payable  and
  accrued  expenses            135,225       (11,634)         812,347
  Due  to  related  parties     16,455                         67,709
Prepaid  expenses  and  other
current assets                  (6,397)            -           (6,397)
Accrued  expenses                  131                            131

                          -------------------------------------------
Net  Cash  used  in
operating  activities         (544,892)     (149,533)      (5,674,588)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
Deferred  transaction  costs         -             -       (1,828,626)
Payment  to  trust  account          -             -      (76,532,404)
Disbursements  from  trust
account                              -             -       82,195,934
                         --------------------------------------------
Net  cash  provided  by  (used  in)
  investing  activities              0             -        3,834,904

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

Gross  proceed  from  public
offering                            -              -       79,350,000
Gross  proceeds  from
private  placement                  -              -        2,000,004
Proceeds  from  sale  of
stock                          48,295              -           79,546
Proceeds  from  sale  of
underwriter  option                 -              -              100
Proceeds  from  advances
from  stockholders                  -              -        1,270,282
Payments  on  advances
from  stockholders                  -              -         (329,000)
Cash  paid  for  offering
costs                               -              -       (4,743,110)
Special  dividend  payment          -              -      (81,190,596)
Adjustment  to  retained
earnings                            -              -        4,756,499
Contributed  Capital          498,500                         611,615
Proceeds  from  convertible
debt                                               -           36,257
                         --------------------------------------------
Net  cash  provided  by  financing
  activities                 546,795         149,372        1,841,597
                        ---------------------------------------------
Net  change  in  cash          1,903            (161)           1,913
Cash  at  beginning  of  period   10         109,917                0
                        ---------------------------------------------
Cash  at  end  of  period   $  1,913      $       10    $       1,913
                        =============================================
Supplemental  disclosures:
Cash  paid  for  interest   $      -      $        -    $           -
Cash  paid  for  income  taxes     -               -                -

Non-cash  transactions:
Common  stock  subject  to
redemption                 $      -      $        -     $          -
Increase  (Decrease)  in  value
of  common stock  subject
to  redemption                   -                -                -

Conversion  of  Shareholder
Advances  to   Notes      $      -       $        -    $           -

Conversion  of  Notes  to
common  stock             $     -        $  977,539          977,539



See  notes  to  financial  statements.

                            GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

Golden Gate Homes, Inc. (hereinafter referred to as the "Company") was incorporated in Delaware on May 11, 2005 for the purpose of acquiring or merging with an operating business. Before any acquisition or merger occurred, a change in control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation ("GGH"), acquired from James P. Wilson and Keith D. Spickelmier shares of the Company's common stock representing approximately 96.5% of the outstanding shares and the controlling interest in the Company. The Company is a development stage company that markets and sells residential property located in California to buyers in mainland China through a Chinese broker. The Company enlists the services of acquisition brokers in California, who present the Company with residential properties that are typically owned by a developer or financial institution. The Company is currently focusing on "consignment" transactions whereby the Company enters into an agreement with the owner of the properties to market such properties overseas. Terms of the consignment agreement specify the price at which the Company has an option to purchase each of the properties, which the Company then seeks to re-sell to buyers in China. If the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

CONTINGENCIES

We account for claims and contingencies in accordance with FASB Accounting Standards Codification Topic 450 "Accounting for Contingencies" ("ASC 450"). ASC 450 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment.

DEVELOPMENT  STAGE  COMPANY

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB Accounting Standards Codification ("ASC") 915 "Development Stage Entities." The Company is subject to the risks associated with activities of development stage companies.

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

INCOME  TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. As of December 31, 2010, the Company had a net operating loss carryforward of approximately $1,881,787 which expires beginning 2027. The majority of the unused net operating loss carryforward is limited due to the change in control on December 31, 2009.

Deferred  tax  assets  consisted  of  the  following:

                                                   2010          2009

Net  Operating  Loss  Carryforward               $640,000  $   400,000
Less:  Valuation  Allowance                      (640,000)    (400,000)
                                                 ---------------------
Total  Deferred Tax Assets                       $      -  $         -

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


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

Effective last year, the Company implemented SFAS No. 165, Subsequent Events ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after January 31, 2010 up through April 13, 2011, the date the Company issued these financial statements. The subsequent events that have occurred through this date are as disclosed in Footnote 7.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE  2  -  GOING  CONCERN  AND  LIQUIDATION  OF  TRUST  ACCOUNT

 As shown in the accompanying financial statements, the Company has an accumulated deficit and working capital deficit as of December 31, 2010. These conditions raise substantial doubt as to its ability to continue as a going concern.

The Company currently does not have any other binding commitments for, or readily available sources of, additional financing.

Management believes that, if the Company's operations progress as planned, the Company will have positive cash flow to partially finance its business. Management believes it has established relationships with lenders to shorten the time period for future loan approvals. Moreover, management believes that, if sales of properties result in sufficient positive cash flow, equity capital should be available. To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.

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

Prior to the 1-for-35 reverse stock split, the Company had outstanding warrants to purchase an aggregate of 9,038,889 common shares at $15 per share. Some of these warrants were attached to shares of the Company's common stock in the form of units. As a result of the 1-for-35 reverse stock split, these warrants entitled the holders thereof to purchase an aggregate of 258,254 shares at $525 per share. All of the warrants (including those comprising Units) expired on April 10, 2010.

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

NOTE  5  -  RELATED  PARTY  TRANSACTION

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

For the 2010 calendar year, the Company paid Great Western Holdings, Inc., a wholly-owned entity of two family trusts of which Tim Wilkens, the Company's CEO, is the trustee, an aggregate of $55,785 for providing the Company with certain limited office space in Napa, California. No other executive officer or director has a relationship with or interest in Great Western Holdings. This office space arrangement was terminated on December 15, 2010. The amount paid to Great Western Holdings, Inc. is separate from, and not included in, the amount reflected in the line item labeled "Due to related parties" on the Company's balance sheet at December 31, 2011.

Expenses paid on behalf of the Company and funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital. $498,500 was contributed during 2010.

NOTE  6  -  RESERVES

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

NOTE  7  -  REVENUE

Our  revenue  is  comprised  of  the  following:


                                        Year  ended      Period from May 11,
                                        December  31,  (inception) to December
                                           2010              31, 2010
     Revenues:

Gross  revenues  from  brokerage  sales  $   650,500     $        650,500

Cost  of  properties  sold                  (601,500)            (601,500)

Broker  commissions  (U.S.)                   (8,732)              (8,732)

Broker  commissions  (H.K.)                  (35,290)             (35,290)

Closing  costs                                (1,825)              (1,825)

Income  from  brokerage sales                  3,153                3,153
                                          -------------------------------
Asset  Management  Services:

Asset  management  fees                          151                  151

Property  leasing  fees                          626                  626
                                          -------------------------------
Brokerage  &  Fee  Income                      3,930                3,930

NOTE  8-GAIN  ON  SETTLEMENT  OF  DEBT

The Company reached settlement with a certain service provider for $6,937 which was recorded as a gain on settlement of debt during 2009.

NOTE  9-  SUBSEQUENT  EVENTS

The Company issued 25,000 shares of its common stock, valued at $6,250 to an individual for consulting work performed during the third and fourth quarters, which was accrued for, and an additional 7,500 shares of its common stock, valued at $5,625 for consulting work performed during the first quarter ending March 31, 2011. The consulting agreement with this individual was terminated on February 15, 2011. In addition, the Company issued 50,000 shares of its common stock as payment for an outstanding payable of approximately $24,700.