Form 10-Q
period 2011-03-31
Golden Gate Homes, Inc.
filed 2011-05-18
CIK 1328208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011


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

                                 (212) 385-0955
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,837,136 common shares as of May 8, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                            MARCH 31, 2011     DECEMBER 31, 2010
                                            --------------     -----------------
ASSETS
Current assets:
    Cash                                        $2,848         $      1,913
    Other Current Assets                         6,397                6,397
                                           --------------------------------
                    Total Assets                $9,245         $      8,310


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

    Accounts payable and accrued expenses     $108,973         $    145,356
    Due to related parties                       3,578               16,455
                                           --------------------------------
             Total liabilities                $112,551         $    161,811

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value,
1,000,000 shares authorized, 0 issued and
outstanding                                          -                   -
Common stock, $0.0001, 600,000,000 shares
authorized, 3,837,136 shares
outstanding                                        384                 375
Paid-in capital                              2,621,697           2,580,956
Deficit accumulated during the
development stage                           (2,725,387)         (2,734,832)
                                          --------------------------------
    Total Stockholders' equity (deficit)      (103,306)           (153,501)
                                          --------------------------------
Total Liabilities and Stockholders'
equity (deficit)                          $      9,245        $      8,310

                  See notes to unaudited financial statements.

                              GOLDEN GATE HOMES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
                                  (Unaudited)

                                                                    Period from
                                                                    May 11,2005
                                       Three Months Ended           (inception)
                                 MARCH 31, 2011   MARCH 31, 2010  MARCH 31, 2011
                                  --------------  --------------  --------------
Brokerage and Fee Income    $          22,750                -    $     26,680
Operating Expenses:
   General & Administrative $           6,930    $    142,044        1,670,270
Impairment of deferred
  transaction costs                         -               -        1,844,724
                            --------------------------------------------------
Operating profit (loss)                15,820        (142,044)      (3,488,314)

Other income (expense):
Interest income                            21             143        5,663,916
Interest expense                            -               -          (77,471)
Gain/(loss) on settlement
of debt                               (12,313)              -          657,343
Gain(loss) on derivative
liabilities                                 -               -          203,596
Gain/(loss) on write-off
related party                           5,917               -            5,917
Extinguishment of Debt                      -               -         (928,182)
                            --------------------------------------------------
Total Other income                     (6,375)             143        5,525,119
                            --------------------------------------------------
Net income (loss)                       9,445         (141,901)       2,036,805
Income tax expense (benefit)                -               -            5,692
Distribution in trust fund
earnings                                    -               -       (4,756,500)
                           ---------------------------------------------------
   Net income (loss)       $            9,445    $    (141,901)  $  (2,725,387)


Earnings (loss) per common share
  Basic & Diluted         $              0.00    $       (0.04)            N/A

Weighted average number of
common shares outstanding
Basic & Diluted                     3,776,873       3,648,511            N/A


                See notes to unaudited financial statements

                            GOLDEN GATE HOMES, INC.
                        (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                          (Unaudited)

                                        Three Months Ended          Period from
                                                                   May 11, 2005
                             MARCH 31, 2011     MARCH 31, 2010    MARCH 31, 2011
                            --------------     --------------     --------------

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                  $  9,445     $    (141,901)   $  (2,725,387)
Shares issued for services            3,750                 -           18,900

Adjustments to reconcile net
income (loss) to net cash used
in operating activities:
Investment income                         -                 -       (5,663,530)
Loss(Gain) on derivative liability        -                 -         (203,596)
Gain on settlement of debt           12,313                 -            5,376)
Gain on write-off of related party
debt                                 (5,917)                -           (5,917)
Gain on settlement of interest expense    -                 -         (711,441)
Impairment of deferred transaction
costs                                     -                 -        1,828,626
Loss on extinguishment of debt            -                 -          928,182
Change in:
Prepaid expenses and other
current assets                           -             (8,707)          (6,397)
Accrued expenses                         -                  -              131
Accounts payable and accrued
expenses                           (14,569)               823          797,778
Due to related party                (4,087)                 -           63,622
                               -----------------------------------------------
Net cash provided by (used in)
operating  activities                  935           (149,785)      (5,673,653)

CASH FLOWS FROM INVESTING
ACTIVITIES
Deferred transaction costs               -                  -       (1,828,626)
Payment to trust account                 -                  -      (76,532,404)
Disbursements from trust account         -                  -       82,195,934
                              ------------------------------------------------
Net cash provided by investing
activities                               -                 -        3,834,904

CASH FLOWS FROM FINANCING
ACTIVITIES
Gross proceeds from public offering      -                -        79,350,000
Gross proceeds from private placement    -                -         2,000,004
Proceeds from sale of stock              -                -            79,546
Proceeds from sale of underwriter
options                                  -                -               100
Proceeds from advances from
stockholders                             -                -         1,270,282
Payments on advances from stockholders   -                -          (329,000)
Cash paid for offering costs             -                -        (4,743,110)
Special dividend payment                 -                -       (81,190,596)
Adjustment to retained earnings                                     4,756,499
Proceeds from convertible debt           -                -            36,257
Contributed Capital                      -          222,500           611,615
                             ------------------------------------------------
Net cash provided by (used in)
financing activities                     -          222,500         1,841,597
                             ------------------------------------------------
Net change in cash                     935           72,715             2,848
Cash at beginning of period          1,913               10                 -
                            -------------------------------------------------
Cash at end of period               $2,848      $    72,725      $      2,848


Supplemental disclosures:
Cash paid for interest      $            -      $         -      $          -
Cash paid for income taxes               -                -             7,228

Non-cash transactions:
Conversion of Shareholder Advances to Notes
 Conversion of Notes to common stock     -               -            928,182

Conversion of Notes to common stock      -               -            977,539



              See notes to unaudited financial statements

                           GOLDEN GATE HOMES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the "Form 10-K") filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2010 and the period from May 11, 2005 (inception) to December 31, 2010 as reported in the Form 10-K have been omitted.

NOTE  2  -  GOING  CONCERN  AND  LIQUIDATION  OF  TRUST  ACCOUNT

As shown in the accompanying financial statements, the Company has an accumulated deficit and working capital deficit as of March 31, 2011. These conditions raise substantial doubt as to its ability to continue as a going concern.

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

NOTE  3  -  EQUITY

The Company issued 25,000 common shares, valued at $6,250, to an individual for consulting work performed during the third and fourth quarters, which was accrued for, and an additional 7,500 shares, valued at $3,750 for consulting work performed during the first quarter. The value for the additional 7,500 shares issued had been previously reported in the Form 10-K as $5,625, but was reduced to $3,750 to reflect the stock's value, based on the Company's stock's trading price, more accurately. The consulting agreement with this individual was terminated on February 15, 2011. In addition, the Company issued 50,000 shares of its common stock as payment for an outstanding payable of approximately $24,700. The fair value of the stock was $37,000.

NOTE 4  - RELATED PARTY

At March 31, 2011, the Company had outstanding payables of $1,679 to Steven Gidumal, the Company's Chairman of the Board and Chief Financial Officer, and $1,899 to Basil N. Argerson, the Company's Senior Vice President.

NOTE  5  -  SUBSEQUENT  EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements. During the month of April 2011, the Company sold one property totaling approximately $353,500 in gross revenue and realized approximately $26,880 in gross income from such sale. The Company provided a rental guarantee for a period of one year of 7% of the purchase price of the property, and advanced one-half of the amount of such guarantee to the purchaser. The purchaser has agreed to reimburse the funds advanced for the rental guarantee from funds received from the rental of the property over a period of 13.5 months.

  As the Company lacked sufficient cash on hand to advance the rental guarantee prior to the close of escrow, the Company received a bridge loan from Virtus Capital, LLC, an Orlando, Florida-based hedge fund, for which Steven Gidumal, the Company's Chairman of the Board and Chief Financial Officer, serves as President and Portfolio Manager. The bridge loan was paid back after the close of escrow for this property. For arranging financing and for legal work to document this transaction, Virtus Capital, LLC was paid a fee of $1,000. The Company also received a cancellation fee of $5,450 for a property sale that was cancelled in April.

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

Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation ("GGH"), acquired from the Company's two largest stockholders shares of the Company's common stock representing approximately 96.5% of the outstanding shares of the common stock. GGH purchased the shares to pursue a business opportunity through the Company, as more fully described below.

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

As a result of the change in control of the Company, the Company adopted a significant change in its corporate direction. The Company's focus is on marketing high-quality, distressed residential properties in certain US markets (with an initial focus on California) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

In October 2009, the Company entered into an exclusive marketing agreement with Premier Capital, Ltd. ("Premier Capital"). Management believes that Premier Capital is one of the most reputable international real estate consulting firms in Asia, and is highly regarded for selling international properties throughout China and other parts of Asia. Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997. It has offices in Hong Kong, Beijing, Shanghai, Guangzhou and Shenzhen, the five Asian cities in which the Company markets properties. Premier Capital also has offices in Australia, Singapore and New Zealand.

Premier Capital acts as the Company's agent in Hong Kong and mainland China to market properties that are approved by Premier Capital and for which the Company has obtained sales options or agreements ("Approved Properties"). The Company pays the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital bears some of these expenses as well. For its services, Premier Capital is paid a customary brokerage fee for Approved Properties sold in Hong Kong and China.

Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company's current inventory as well as future projects. See "PART II - OTHER INFORMATION - ITEM 5. OTHER INFORMATION." The Company is in discussions with Premier Capital about entering into an exclusive marketing agreement for another geographical market in the United States. In addition, the Company and Premier Capital are currently negotiating a new agreement that the Company expects will have similar terms to the original agreement, but will allow Premier Capital to market properties for other entities. The Company will also seek additional selling agents to market its properties, although there can be no assurance that the Company will be successful in finding additional selling agents. Inasmuch as Premier Capital has agreed to continue to work with the Company, the Company does not believe that the termination of the exclusive marketing agreement with Premier Capital will have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RESULTS  OF  OPERATIONS

Comparison  of  Three  Months  Ended  March  31,  2011  and  2010

For the three months ended March 31, 2011, we had net income of $9,445, compared to a net loss of $141,901 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred $6,930 of general and administrative expenses as compared to the three months ended March 31, 2010, when we incurred $142,044 of general and administrative expenses. . This decrease in expenses in large part is the result of the Company's elimination of its full-time staff and the closing of its shared office space as it seeks to conserve cash. Of the $142,044 of general and administrative expenses reflected on the Company's Statements of Expenses for the three months ended March 31, 2010, $48,457 was expended on the Company's behalf by the entity that holds a controlling interest in the Company to research and develop the Company's new business plan prior to its acquisition of such control on December 31, 2009.

CHANGES  IN  FINANCIAL  CONDITION

Liquidity  and  Capital  Resources

The Company's cash position as of March 31, 2011 is $2,848. As of March 31, 2011, the Company has outstanding payables of $112,551. Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the Company's ability to consummate sales of properties and the development of new business opportunities. Management may need to raise additional funds via a combination of equity and/or debt offerings. These financial statements do not include any adjustments that might arise from this uncertainty.

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

ITEM  4T.  CONTROLS  AND  PROCEDURES.

Evaluation  of  Disclosure  Controls  and  Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief
Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were operating effectively as of March 31, 2011.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  1A.  RISK  FACTORS

There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

The Company issued 25,000 shares of its common stock, valued at $6,250, to an individual for consulting work performed during the third and fourth quarters, which was accrued for, and an additional 7,500 shares of its common stock, valued at $3,750 for consulting work performed during the first quarter. The value for the additional 7,500 shares issued had been previously reported in the Form 10-K as $5,625, but was reduced to $3,750 to reflect the stock's value, based on the Company's stock's trading price, more accurately. The consulting agreement with this individual was terminated on February 15, 2011. In addition, the Company issued 50,000 shares of its common stock as payment for an outstanding payable of approximately $24,700. Such shares are exempt from registration under regulations promulgated by the Securities Exchange Commission under Section 4(2) of the Securities Act, as amended. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors

ITEM  5.  OTHER  INFORMATION

On April 29, 2011, Premier Capital, the Company's agent for its US properties in Hong Kong and mainland China, terminated its exclusive marketing agreement with the Company, although it has stated that it will continue to work with the Company to sell the Company's current inventory as well as future projects. The Company and Premier Capital are currently negotiating a new agreement that the Company expects will have similar terms to the original agreement, but will allow Premier Capital to market properties for other entities. The Company will also seek additional selling agents to market its properties, although there can be no assurance that the Company will be successful in finding additional selling agents.


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

                                         GOLDEN  GATE  HOMES,  INC.

Date:  May  18,  2011                    By:/s/  Steven  Gidumal
                                         -------------------
                                         Steven  Gidumal
                                         Chairman  of  the  Board
                                         and  Chief  Financial  Officer
                                         (Principal  Financial  and  Accounting
                                              Officer)