Form 10-Q
period 2011-06-30
Golden Gate Homes, Inc.
filed 2011-08-15
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number: 001-32574

GOLDEN GATE HOMES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0745202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor, New York, New York 10005
 (Address of principal executive offices)

(212) 385-0955
 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer   ☐                                                                                                                   Accelerated filer     ☐

Non-accelerated filer     ☐                                                                                            Smaller reporting company    ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,136 common shares as of August 12, 2011

Table of Content

Table of Content

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
 (UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash	$71,941	$1,913
Loans to Buyers	24,589	-
Other Current Assets	5,307	6,397
Total Assets	101,837	8,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	114,415	145,356
Due to related parties	3,160	16,455
Total liabilities	117,575	161,811

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,136 shares and 3,648,511 shares issued outstanding as of June 30, 2011 and December 31, 2010	384	375
Paid-in capital	2,621,697	2,580,956
Deficit accumulated during the development stage	(2,637,819)	(2,734,832)
Total Stockholders' equity (deficit)	(15,738)	(153,501)
Total Liabilities and Stockholders' equity (deficit)	$101,837	$8,310

See notes to unaudited financial statements.

Table of Content

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
 (Unaudited)

	Three Months Ended		Six Months Ended		Period from May 11, 2005 (inception) to
	June 30, 2011	June 30, 2010	June 30,2011	June 30, 2010	June 30, 2011

Brokerage and Fee Income	$116,531	-	$139,281	$-	$143,211
Operating Expenses:
General & Administrative	23,058	216,397	29,988	$358,441	1,693,329
Impairment of deferred transaction costs	-	-	-	-	1,844,724
Operating gain or loss	93,473	(216,397)	109,293	(358,441)	(3,394,842)

Other income (expense):
Interest income	-	192	21	335	5,663,916
Interest Expense	-	-	-	-	(77,471)
Gain/(loss) on settlement of debt	13	-	(12,300)	-	657,356
Gain/(loss) on derivative liabilities	-	-	-	-	203,596
Gain/(loss) on write-off related party	(5,917)
Extinguishment of Debt	-	-	-	-	(928,182)
Total Other income	(5904)	192	(12,279)	335	5,519,215

Net income (loss)	87,569	(216,205)	97,014	(358,106)	2,124,373
Income tax expense (benefit)	-	-	-	-	(5,692)
Distribution in trust fund earnings	-	-	-	-	(4,756,500)
Net income (loss)	$87,569	$(216,205)	$97,014	$(358,106)	$(2,637,819)

Earnings (loss) per common share Basic & Diluted	$0.02	$(0.06)	0.03	(0.10)	N/A

Weighted average number of common shares outstanding Basic & Diluted	3,830,000	3,732,496	3,812,000	3,732,496	N/A

See notes to unaudited financial statements.

Table of Content

GOLDEN GATE HOMES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from May 11, 2005 (inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$97,014	$(358,106)	$(2,637,819)
Shares issued for services	40,750	-	55,900

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income	-	-	(5,663,530)
Gain/ (loss) on derivative liability	-	-	(203,596)
Gain/(loss) on settlement of debt	-	-	(6,937)
Gain/(loss) on settlement of interest expense	-	-	(711,441)
Impairment of deferred transaction costs	-	-	1,828,626
Loss on extinguishment of debt	-	-	928,182

Change in:
Other current assets and prepaid expenses	1,090	(8,069)	(5,307)
Option Payment Deposit	-	(50,000)	-
Accounts payable and accrued expenses	(30,942)	5,942	781,539
Due to related party	(13,295)	-	54,414
Net cash provided by (used in) operating activities	94,617	(410,233)	(5,579,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	(24,589)	-	(24,589)
Deferred transaction costs	-	-	(1,828,626)
Payment to trust account	-	-	(76,532,404)
Disbursements from trust account	-	-	82,195,934
Net cash provided by investing activities	(24,589)	-	3,810,315

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	38,295	79,544
Contributed Capital	-	482,500	611,615
Proceeds from advances from stockholders	-	-	1,270,282
Gross proceeds from public offering	-	-	79,350,000
Gross proceeds from private placement	-	-	2,000,004
Proceeds from sale of underwriter options	-	-	100
Payments on advances from stockholders	-	-	(329,000)
Cash paid for offering costs	-	-	(4,743,110)
Special dividend payment	-	-	(81,190,596)
Adjustment to retained earnings	-	-	4,756,499
Proceeds from convertible debt	-	-	36,257

Net cash provided by (used in) financing activities	-	520,795	1,841,595
Net change in cash	70,028	110,562	71,941
Cash at beginning of period	1,913	10	-
Cash at end of period	$71,941	$110,572	$71,941

Supplemental disclosures:
Cash paid for interest	$--	$-	$-
Cash paid for income taxes	$-	$-	$7,228

Non-cash transactions:

Conversion of Shareholder Advances to Notes	$-	$-	$928,182

Conversion of Notes to common stock	$-	$-	$977,539

See notes to unaudited financial statements.

Table of Content

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2010 and the period from May 11, 2005 (inception) to December 31, 2010 as reported in the Form 10-K have been omitted.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company.

NOTE 2 - GOING CONCERN AND LIQUIDATION OF TRUST ACCOUNT

As shown in the accompanying financial statements, the Company has an accumulated deficit and working capital deficit as of June 30, 2011. These conditions raise substantial doubt as to its ability to continue as a going concern.

The Company currently does not have any other binding commitments for, or readily available sources of, additional financing.

Management believes that, if the Company’s operations progress as planned, the Company will have positive cash flow to partially finance its business.  Management believes it has established relationships with lenders to shorten the time period for future loan approvals. Moreover, management believes that, if sales of properties result in sufficient positive cash flow, equity capital should be available.  To conserve the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.

Table of Content

NOTE 3 – EQUITY

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

NOTE 4 – RELATED PARTY

At June 30, 2011, the Company had outstanding payables of $3,160 to Steven Gidumal, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer. The amount is unsecured, interest free and due on demand.

NOTE 5 – RENTAL GUARANTEE ADVANCES

The Company has seven properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for five of these properties, two of which the Company advanced one-half of the amount of such guarantee to the purchasers.  These purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At June 30, 2011, an aggregate of $24,589 was outstanding.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  The three remaining properties have all been rented at prices higher than their respective rent guarantees, so there does not appear to be any liability to the Company unless the tenants fail to make their rent payments or terminate their leases.  Therefore, the Company has not reserved against any of these rent guarantees.

Table of Content

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

GENERAL

The Company has historically been a blank check company.  It was formed in 2005 under the name “JK Acquisition Company” (which was subsequently changed to “JK Acquisition Corp.”), to serve as a vehicle for the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business.  On April 11, 2006, the Company completed its initial public offering (the “IPO”) of equity securities, raising net proceeds of $79,350,000.  On September 6, 2006, the Company, Multi-Shot, LLC (“Multi-Shot”) and various other parties entered into the Agreement and Plan of Merger (the “Merger Agreement”) and related agreements.  Over the course of this transaction, the parties twice amended the terms of the Merger Agreement and twice extended the transaction.  On January 31, 2008, the Company announced that the special meeting of its stockholders to vote on the proposed merger with Multi-Shot had been cancelled.  The Company determined and informed Multi-Shot that the proposed merger would not receive the votes of its stockholders required for approval.  The Merger Agreement expired on January 31, 2008, and the proposed merger with Multi-Shot was abandoned. As a result, the Company’s Board of Directors determined it would be in the best interests of the stockholders to distribute to stockholders holding shares of common stock issued in the IPO all amounts held in a trust fund (net of applicable taxes) established by the Company at the consummation of the IPO into which a certain amount of the net proceeds from the IPO had been deposited.

Because the Company did not consummate a qualifying business combination, the Company's Board of Directors contemplated alternatives for preserving value for stockholders.  Ultimately, the Board of Directors proposed to amend the Company’s certificate of incorporation to permit the continuance of the Company as a corporation beyond the time currently specified in the Company’s certificate of incorporation.  The Company’s stockholders approved this amendment to the Company’s certificate of incorporation.  After such approval, the Board of Directors began seeking a company or companies that the Company could acquire or with which it could merge.

Before any such action was taken, a change of control of the Company occurred on December 31, 2009 when GGH, Inc. (formerly Golden Gate Homes, Inc.), a privately held Delaware corporation (“GGH”), acquired from the Company’s two largest stockholders shares of the Company’s common stock representing approximately 96.5% of the outstanding shares of the common stock.  GGH purchased the shares to pursue a business opportunity through the Company, as more fully described below.

In connection with the transaction described in the preceding paragraph, James P. Wilson resigned from the Company’s Board of Directors on December 31, 2009, and Steven Gidumal was elected to the Board to fill the newly created vacancy, to serve along with Keith D. Spickelmier, who subsequently resigned as a director on March 17, 2010, and was replaced by Tim Wilkens.  In addition, on December 31, 2009, all of the Company’s then serving officers resigned, and the Company elected a new slate of officers.  Furthermore, on March 8, 2010, the Company changed its corporate name to "Golden Gate Homes, Inc." and effected a 1-for 35 reverse split of the Company‘s common stock to improve the Company’s capital structure.

As a result of the change in control of the Company, the Company adopted a significant change in its corporate direction.  The Company’s focus is on marketing high-quality, distressed residential properties in certain US markets (with an initial focus on California) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

In October 2009, the Company entered into an exclusive marketing agreement with Premier Capital, Ltd. (“Premier Capital”).  Management believes that Premier Capital is one of the most reputable international real estate consulting firms in Asia, and is highly regarded for selling international properties throughout China and other parts of Asia.  Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997.  It has offices in Hong Kong, Beijing, Shanghai, Guangzhou and Shenzhen, the five Asian cities in which the Company markets properties.  Premier Capital also has offices in Australia, Singapore and New Zealand.

Table of Content

Premier Capital acts as the Company’s agent in Hong Kong and mainland China to market properties that are approved by Premier Capital and for which the Company has obtained sales options or agreements (“Approved Properties”).  The Company pays the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital bears some of these expenses as well.  For its services, Premier Capital is paid a customary brokerage fee for Approved Properties sold in Hong Kong and China.

Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory as well as future projects.  See “PART II - OTHER INFORMATION - ITEM 5. OTHER INFORMATION” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The Company is in discussions with Premier Capital about entering into an exclusive marketing agreement for another geographical market in the United States. In addition, the Company and Premier Capital are currently negotiating a new agreement that the Company expects will have similar terms to the original agreement, but will allow Premier Capital to market properties for other entities.  The Company will also seek additional selling agents to market its properties, although there can be no assurance that the Company will be successful in finding additional selling agents.  Inasmuch as Premier Capital has agreed to continue to work with the Company, the Company does not believe that the termination of the exclusive marketing agreement with Premier Capital will have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, we had net income of $97,014, compared to a net loss of $358,106 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we incurred $29,988 of general and administrative expenses, compared to $358,441 of general and administrative expenses for the six months ended June 30, 2010.  This decrease in expenses in large part is the result of the Company’s elimination of its full-time staff and the closing of its shared office space as it seeks to conserve cash. Of the $358,441 of general and administrative expenses reflected on the Company’s Statements of Expenses for the six months ended June 30, 2010, $48,457 was expended on the Company’s behalf by the entity that holds a controlling interest in the Company to research and develop the Company’s new business plan prior to its acquisition of such control on December 31, 2009.

Comparison of Three Months Ended June 30, 2011 and 2010

For the three months ended June 30, 2011, we had net income of $93,473, compared to a net loss of $216,397 for the three months ended June 30, 2010.  For the three months ended June 30, 2011, we incurred $23,058 of general and administrative expenses as compared to the three months ended June 30, 2010, when we incurred $216,397 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of June 30, 2011 is $71,941.  As of June 30, 2011, the Company has outstanding payables of $114,415.  Because of the Company's current cash position versus its outstanding payables and accruals, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon the Company’s ability to consummate sales of properties and the development of new business opportunities.  Management may need to raise additional funds via a combination of equity and/or debt offerings.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

Table of Content

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of June 30, 2011, our internal control over financial reporting was ineffective.

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

Table of Content

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There  have  been  no  material  changes  to  the  risk  factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 5.  OTHER INFORMATION

On August 11, 2011, but effective as of August 1, 2011, Tim Wilkens, a director of the Company and its Chief Executive Officer, resigned both of his positions.  The Board of Directors named Steven Gidumal, the Company’s Chairman of the Board and Chief Financial Officer, as Chief Executive Officer.  The Company is currently conducting a search for a director to replace Mr. Wilkens.

ITEM 6.  EXHIBITS

NUMBER	DESCRIPTION

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GATE HOMES, INC.

Date: August 15, 2011	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Table of Content