Form 10-Q
period 2011-09-30
Golden Gate Homes, Inc.
filed 2011-11-14
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,136 common shares as of November 1, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash	$61,148	$1,913
Loans to Buyers	21,062	-
Other Current Assets	5,162	6,397
Total Assets	87,372	8,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	45,039	145,356
Due to related parties	-	16,455
Total liabilities	45,039	161,811

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,136 shares and 3,648,511 shares issued outstanding as of September 30, 2011 and December 31, 2010	384	375
Paid-in capital	2,641,697	2,580,956
Accumulated deficit	(2,599,748)	(2,734,832)
Total Stockholders' equity (deficit)	42,333	(153,501)
Total Liabilities and Stockholders' equity (deficit)	$87,372	$8,310

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Brokerage and Fee Income	$49,103	3,741	$188,384	$3,741
Operating Expenses:
General & Administrative	11,033	235,809	41,021	$594,250
Impairment of deferred transaction costs	-	-	-	-
Operating gain or loss	38,070	(232,068)	147,363	(590,509)

Other income (expense):
Interest income	-	28	21	363
Gain/(loss) on settlement of accounts payable	-	-	(12,300)	-
Total Other income	-	28	(12,279)	363

Net income (loss)	$38,070	$(232,040)	$135,084	$(590,146)

Earnings (loss) per common share Basic & Diluted	$0.01	$(0.06)	0.04	(0.16)

Weighted average number of common shares outstanding Basic & Diluted	3,838,000	3,739,087	3,821,000	3,688,650

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$135,084	$(590,146)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain/(loss) on settlement of accounts payable	(12,300)	-
Shares issued for services	40,750	15,150
Change in:
Other current assets and prepaid expenses	1,235	(8,134)
Option Payment Deposit		(50,000)
Accounts payable and accrued expenses	(88,017)	133,706
Net cash provided by (used in) operating activities	76,752	(499,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	(21,062)	-
Net cash provided by investing activities	(21,062)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	48,295
Contributed Capital	20,000	482,500
Payments on advances from related party	(16,455)	-

Net cash provided by (used in) financing activities	3,545	530,795
Net change in cash	59,235	31,371
Cash at beginning of period	1,913	10
Cash at end of period	$61,148	$31,381

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2010 as reported in the Form 10-K have been omitted.

NOTE 2 - CONTRIBUTION OF CAPITAL

During the quarter, $20,000 of accounts payable were paid on behalf of the Company by an entity of which the former director and CEO is trustee, which amount is treated as contributed capital and reflected in additional paid-in capital because there are no conditions of repayment.

NOTE 3 – EQUITY

The Company issued 25,000 common shares, valued at $6,250, to an individual for consulting work performed during the third and fourth fiscal quarters of 2010, which was accrued for, and an additional 7,500 shares, valued at $3,750 for consulting work performed during the first quarter of 2011. The value for the additional 7,500 shares issued had been previously reported in the Form 10-K as $5,625, but was reduced to $3,750 to reflect the stock's value more accurately, based on the Company's stock's trading price.  The consulting agreement with this individual was terminated on February 15, 2011. In addition, the Company issued 50,000 shares of its common stock as payment for an outstanding payable of approximately $24,700 during the first quarter of 2011. The fair value of the stock was $37,000.

NOTE 4 – RENTAL GUARANTEE ADVANCES

The Company has eight properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for six of these properties, two of which the Company advanced one-half of the amount of such guarantee to the purchasers.  These purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At September 30, 2011, an aggregate of $21,062 was outstanding.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  Of the four remaining properties, three have all been rented at prices higher than their respective rent guarantees, so there does not appear to be any liability to the Company unless the tenants fail to make their rent payments or terminate their leases.  With respect to the fourth property, the rental guarantee amount may create a liability approximately $1,000 higher than the expected property management fees expected, but lower than the collective property management fees of all of the rental properties.  Therefore, the Company has not reserved against any of these rent guarantees at this time, but may re-evaluate the accounting treatment of this minor liability at year end.

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

OVERVIEW

The Company’s focus is on marketing high-quality, distressed residential properties in certain US markets (with an initial focus on California and Florida) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory as well as future projects.  See “PART II - OTHER INFORMATION - ITEM 5. OTHER INFORMATION” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The Company is in discussions with Premier Capital about entering into an exclusive marketing agreement for another geographical market in the United States, and expects to complete such an agreement on a non-exclusive agreement upon the completion of the current sales program.  The Company will also seek additional selling agents to market its properties, although there can be no assurance that the Company will be successful in finding additional selling agents.  Inasmuch as Premier Capital has agreed to continue to work with the Company, the Company does not believe that the termination of the exclusive marketing agreement with Premier Capital will have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, we had net income of $135,084, compared to a net loss of $590,146 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we incurred $41,021 of general and administrative expenses, compared to $594,250 of general and administrative expenses for the nine months ended September 30, 2010.  This decrease in expenses in large part is the result of the Company’s elimination of its full-time staff and the closing of its shared office space as it seeks to improve efficiency and conserve cash. Of the $594,250 of general and administrative expenses reflected on the Company’s Statements of Expenses for the nine months ended September 30, 2010, $48,457 was expended on the Company’s behalf by the entity that holds a controlling interest in the Company to research and develop the Company’s new business plan prior to its acquisition of such control on December 31, 2009.

Comparison of Three Months Ended September 30, 2011 and 2010

For the three months ended September 30, 2011, we had net income of $38,070, compared to a net loss of $232,040 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, we incurred $11,033 of general and administrative expenses as compared to the three months ended September 30, 2010, when we incurred $235,809 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of September 30, 2011 is $61,148.  As of September 30, 2011, the Company has outstanding payables of $45,039.  Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements.  Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although the Company has two properties under contract that it expects to close and six additional properties that these developers are allowing the Company to market to its international clients for resale.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of September 30, 2011, our internal control over financial reporting was ineffective.

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

ITEM 5.  OTHER INFORMATION

On October 7, 2011, GGH, Inc., a Delaware corporation (“GGH”) that held approximately 91.7% of the outstanding common stock of the Company, distributed all of such shares to its stockholders, Steven Gidumal, the Company’s Chief Executive Officer, Chief Financial Officer and director, Brandon Birtcher , and  to two trusts of which Tim Wilkens is the trustee.  At the time of the purchase of such shares of common stock, Mr. Birtcher was an officer of GGH, and Mr. Wilkens was an officer and director of GGH, and both Messrs. Birtcher and Wilkens subsequently became officers of the Company after the acquisition of the majority of the Company’s shares of common stock by GGH.  Mr. Wilkens also later became a director of the Company.  Messrs. Birtcher and Wilkens have since resigned all of their positions with GGH and the Company, and it was determined that Messrs. Gidumal, Birtcher and Wilkens may no longer have their investment interests aligned with respect to the shares of common stock of the Company held by GGH.  Accordingly, such shares were distributed to allow the parties to make their own determinations regarding their respective stock ownership.

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

GOLDEN GATE HOMES, INC.

Date: November 14, 2011	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)