Form 10-K
period 2011-12-31
Golden Gate Homes, Inc.
filed 2012-03-29
CIK 1328208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 001-32574

GOLDEN GATE HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0745202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 20th Floor, New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 385-0955

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,952.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,837,791 shares of common stock, par value $0.0001 per share, as of March 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
ITEM 1.  BUSINESS

OVERVIEW.

The focus of Golden Gates Homes, Inc (the “Company”) is on marketing high-quality, distressed residential properties in certain US markets (currently in California and Florida) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory of property listings as well as future projects.  The Company is in discussions with Premier Capital about entering into an exclusive marketing agreement for another geographical market in the United States, and expects to complete such an agreement on a non-exclusive agreement upon the completion of the current sales program.  The Company will also seek additional selling agents to market its properties, although there can be no assurance that the Company will be successful in finding additional selling agents.  In as much as Premier Capital has agreed to continue to work with the Company, the Company does not believe that the termination of the exclusive marketing agreement with Premier Capital will have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Industry Background

The Company’s management believes that the recession in the United States economy that began in December 2007 and continued into 2011 created opportunities in the current real estate market.  CNNMoney.com has reported that this recession, which is frequently referred to as “the Great Recession,” is generally regarded as “the worst economic downturn since the Great Depression.”

Due to the current housing market and the more restrictive lending conditions in the country, the demand for real estate is, and therefore the prices real estate command are, currently low relative to recent levels.  This is reflective in the higher capitalization rates (indicating lower prices) that real estate buyers are asking and real estate sellers are willing to accept for the sale of their properties.  The lower prices, in conjunction with the continuing low interest rates available in the market, make this an attractive period to market U.S. real estate to foreign buyers.

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

The Company’s management believes that real estate developers, as well as banks and lending institutions, are now reluctant owners and forced sellers of properties.  Banks are facing situations where state and local approvals have expired, documentation for projects are lost or non-existent, and permits have expired or need to be secured.  According to a March 2011 report by the National Association of Realtors (“NAR”), it is estimated that 5.3 million homes are in limbo between foreclosure and the sales market. Standard & Poor’s states it could take up to 49 months to clear the shadow inventory. NAR states that Florida, with 441,000 residential properties, has the largest shadow inventory, followed by California with 228,000.  Generally shadow inventory properties are sold as distressed sales. The growing shadow inventories are attributed to the recent disruptions to foreclosure time lines.  The length of foreclosure process in Florida and California jumped 156% and 157%, respectively, since 2008.  Florida and California are expected to take 29 and 11 months, respectively, just to clear their shadow inventory.  The Company sees Florida, in particular, as a market of opportunity going forward.

Strategy

The Company’s strategy is to distinguish itself and create a unique value proposition.  Key components of the Company’s strategy include:

*	Use the background of the Company’s management in real estate and distressed situations to grow the Company’s business.
*
Take advantage of the significant downturn in the residential property markets in selected areas of the United States to capture large discounts on properties to provide a strong value proposition to its overseas buyers.  In situations where the Company seeks to control or acquire properties for resale, it strives to do so at significant discounts to appraised value. Where projects or specific properties have stalled or become unsellable for various reasons related to the lack or expiration of governmental approvals, lack of adequate documentation, the bankruptcy of the developer or cross-collateralization problems, or other similar issues, the Company’s management has ample background to resolve such complex situations and add value for the benefit of all parties involved.

*	Use a rigid selection acquisition criteria regarding properties to be marketed.
*	Establish a growing list of sellers who want to access the Company’s overseas distribution network, to facilitate their domestic sales process.
*
Use a sales and marketing distribution network within China for properties marketed and sold through the Company’s marketing partner, Premier Capital, a real estate brokerage firm based in Hong Kong that is one of the largest sellers of international properties in China.  This approach attracts new buyers (particularly landownership desirous Chinese citizens) for United States properties to compensate in part for the lack of buyers currently in the market for these properties.

*	Provide property management expertise to support an expanding number of units.
*	Provide one-stop acquisition and management services to Chinese and other international buyers, including facilitating their access to US and Chinese lenders.

Property Selection

           The Company’s management makes all decisions in identifying and selecting prospective target properties.  The Company uses a rigorous selection process to bring value to its buyer-clients.  In searching for and evaluating prospective target properties, the Company uses the following practices:

*	A focus on residential properties, which in many instances may be suitable to being rented by their overseas owners to third-parties;
*	Identification of foreclosed and REO properties by working directly with banks and leading brokers;
*	A focus on well-built, new or redeveloped construction near or in major cities;
*	Monitoring of market forecasts to determine which real estate markets will recover/appreciate sooner while still appealing to the Company’s overseas clients;
*	Evaluation of macro factors such as comparable sales, rental demand, interest rates, location, occupancy, county and regional population and job growth factors;
*	Pre-approval of properties (where possible) by property lenders so approvals of financing for buyers move more quickly; and
*	Confirmation of projects’ marketability with Premier Capital.

The Company has established general attributes and criteria for prospective target properties.  In evaluating a prospective target property, the Company’s management considers, among other factors, the following:

*	The location, quality and perceived desirability and price/value of the project;
*	Management’s understanding of re-sale and other conditions of the particular location and market;
*	Management’s assessment of the attractiveness of the timing of the consignment or acquisition;
*	Management’s assessment of the financial attractiveness of a particular target relative to other available targets, and its potential for upside appreciation and return on investment;
*	For potential acquisition targets, capital requirements and management’s assessment of the ability to finance a particular target;
*	Macro-economic trends;
*	Environmental risks;
*	Physical condition of the target;
*	Management’s assessment of the ability to manage a particular target and, for potential acquisitions, its ability to redevelop and improve the target; and
*	The overall profit expectation and the return on capital expectation of the project or target.

When considering commercial properties in the future, the Company’s management will also consider the following:

*	Occupancy in the target vs. surrounding market;
*	Building design obsolescence;
*	Job growth forecasts;
*	Tenant profile; and
*	Lease rollover and potential for rent appreciation

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular property will be based, to the extent relevant, on the above factors as well as other considerations believed relevant by the Company’s management in effecting a consignment transaction or acquisition consistent with the Company’s business objective. In evaluating a prospective target, the Company conducts an extensive due diligence review that encompasses, among other things, physical inspection of the property or assets, a review of environmental, zoning, permitted use and title issues, and a review of all relevant financial and other information that is made available to the Company. This due diligence review is conducted either by the Company’s management or by unaffiliated third parties the Company may engage.

To the extent the Company acquires financially poor assets or properties, the Company may be affected by numerous risks inherent in the business and operations of such properties or assets.  Although the Company’s management will endeavor to evaluate the risks inherent in a particular property acquisition, the Company can make no assurances that it will properly ascertain or assess all significant risk factors.

Marketing

As a communist (i.e., “communal”) country, all land in China is property of the State.  Home residents lease their homes under land leases, but no Chinese citizen ‘‘owns’’ the land under his or her home.  Among the expanding upper-middle and wealthy classes in China, overseas home ownership had been unattainable under prior Chinese law, but that has changed in recent years.  The government is now allowing its citizens to invest overseas, including purchasing overseas residential properties.  Executives of more than 100,000 state-owned enterprises are being encouraged to travel internationally to invest their capital.  The Company introduces Chinese buyers to U.S. residential properties where they currently have no access.  The Company provides “one-stop” shopping to the “retail” buyer that wants to own one or more California properties.  The Company, as an assistance to its overseas buyers: (i) performs the property due diligence, (ii) assists in arranging the bank financing, (iii) manages, through independent third parties, the buyer’s property (finds tenants, collects rents, pays bills from owner account, etc.), and (iv) sends quarterly statements to the property buyer/owner.

The Company markets properties to residents of five leading Asian cities: Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen, which have a total population of more than 75 million people.  The table below sets forth the respective populations of these five cities.

Populations of the Five Leading Cities of China¹

City	Population
Shanghai	25,600,000
Beijing	19,980,000
Shenzhen	10,400,000
Guangzhou	12,700,000
Hong Kong	7,055,000

¹           Source: Wikipedia, September 2011

The table set forth after this paragraph reflects the comparable affordability of a California home to a Chinese citizen.  The column “Yuan Index to Buy Home” compares the purchase price that a Chinese national would have been required to pay in 2005, the base year, for the average California home (based on the then average price of such home and the then dollar/yuan exchange rate) compared to what the Chinese citizen would have been required to pay in each of the years listed in the table on a 100-point scale.  The table reveals that by 2011, Chinese citizens would have been required to pay only 35.8% of the price they would have been required to spend in order to buy the average California home in 2005.  For Florida, Chinese citizens would have been required to pay only 38.9% of the average Florida home price using 2005 Chinese Yuan.  Management believes that this development greatly increases the attractiveness of California and Florida properties to Chinese citizens.

Affordability of California Home in Chinese Yuan

Year		Avg. CA Home Price($)³	Yuan / 1US$²		Avg. CA Home Price(Yuan)	Yuan Index to Buy Home¹

2011	*	$246,000	6.30	**	1,549,800	35.8
2010		$252,000	6.75		1,701,000	39.3
2009		$248,000	6.83		1,693,840	39.1
2008		$346,400	6.85		2,372,840	54.8
2007		$560,300	7.62		4,269,486	98.6
2006		$556,400	7.99		4,445,636	102.7
2005		$522,700	8.28		4,327,956	100.0
2004		$450,800	8.28		3,732,624	86.2

* Actual median price for December 2011, per Los Angeles Times. ** Actual exchange rate as of February 14, 2012.

¹	Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
²	Exchange rate as of June of each year, per Bloomberg.
³	Avg. CA Home Price from “California Realtors”’ website.

Affordability of Florida Home in Chinese Yuan

Year	Avg. FLA Home Price($)º	Yuan / 1US$²		Avg. FLA Home Price(Yuan)	Yuan Index to Buy Home¹

2011	$120,000	6.30	*	756,000	38.9
2005	$235,000	8.28		1,945,800	100.0

* Actual exchange rate as of February 14, 2012.

º	Avg. FLA Home Price from “Zillow Home Index.”
¹	Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
²	Exchange rate as of June of each year, per Bloomberg.

Strategic Partner and Marketing Agreement

In October 2009, the Company entered into an exclusive marketing agreement with Premier Capital.  Premier Capital was founded in Hong Kong in 1988 and expanded into China in 1997.  It has Chinese offices in Hong Kong, Beijing, Shanghai, Guangzhou and Shenzhen, the five Asian cities in which the Company markets properties.  Premier Capital also has offices in Australia, Singapore and New Zealand.

Premier Capital acts as the Company’s agent for purposes of marketing Approved Properties optioned or purchased by the Company in Hong Kong and mainland China.  The Company pays the bulk of the expenses arising in connection with the marketing of Approved Properties in Hong Kong and China, although Premier Capital bears some of these expenses as well.  For its services, Premier Capital is paid a customary brokerage fee for Approved Properties sold in Hong Kong and China.

Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory as well as future projects.  The Company is in discussions with Premier Capital about entering into an exclusive marketing agreement for Florida, which will be based on project and property location, and expects to complete such an agreement prior to initiating a sales program in Florida.   Inasmuch as Premier Capital has agreed to continue to work with the Company, the Company does not believe that the termination of the exclusive marketing agreement with Premier Capital will have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Operations

General

The Company primarily markets high-quality, distressed residential properties in exclusive US markets (with an initial focus on California and Florida) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

Activities

The Company commenced its initial plan of operation in the spring of 2010.  In April 2010, the Company entered into two option agreements with a real estate developer of two housing developments in Northern California, which provided the Company the exclusive rights to sell an aggregate of 20 homes.  In June 2010, the Company entered into an option agreement with a real estate developer of a condominium project in downtown Los Angeles, California, which provided the Company the exclusive rights to sell 25 condominium units.  The Company marketed these properties to Chinese buyers in the five cities listed in the table above in two separate trips to China, during which executives of the Company issued press releases, were interviewed by leading Chinese news agencies, and held exhibitions with Premier Capital to present detailed information regarding the consigned properties directly to prospective purchasers.  To date, the Company has closed eight sales by the end of the first quarter of fiscal 2012.  See “ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CHANGES IN FINANCIAL CONDITION—Liquidity and Capital Resources”.  The Company is out of contract with these developers, although the developer in Northern California is continuing to allow the Company to offer for sale certain remaining properties in its housing developments to the Company’s international clients.

The Company’s business objectives are to establish a meaningful number of sales of residential properties to international buyers (primarily from China and other parts of Asia) by obtaining exclusive rights to sell specific U.S. properties (with an initial focus on California and Florida).  These selling rights may come in the form of exclusive selling agreements or consignment agreements.  The use of each of these various selling strategies will depend on the willingness of sellers to engage with the Company on the exclusive sale of properties, the Company’s ability to complete such sales to its international buyer client base, and the access and availability of capital to the Company.  Management believes that an adequate number of properties are available to be marketed overseas, such that this will not be a limiting factor.  However, at the present time, the Company does not have any new properties under contract to market, although, as mentioned above, the developer in Northern California is continuing to allow the Company to offer for sale certain remaining properties in its housing developments to the Company’s international clients.  In addition, the Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

EMPLOYEES.

The Company currently has two part-time employees.

ITEM 1A. RISK FACTORS.

Statements in this Annual Report under the captions "BUSINESS" and “MANAGEMENT’S DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", as well as oral statements that may be made by us or by our officers, directors or employees  acting  on  our  behalf,  that  are  not  historical  fact constitute "forward-looking  statements"  within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risk factors set forth below. We do not intend to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We cannot provide any assurance that we will profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to establish our operations and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

WE HAVE CERTAIN CAPITAL NEEDS, AND THE PROCUREMENT OF FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

We currently have not generated much revenue.  Moreover, the Company’s cash position as of December 31, 2011 is $45,120.  The Company has outstanding payables and other current liabilities of $26,015 as of December 31, 2011.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties, the development of new business opportunities and our ability to raise new capital.  We have reduced our monthly expenses by shrinking our work force, ending our payment for office rent and eliminating duplicative expenses.  We plan to finance our operations for the next 12 months through cash flow from property sales, possible private placements of debt and equity, possible bank borrowings and possible joint venture arrangements.  If our revenues do not materialize for whatever reason, we may have limited ability to expend the capital necessary to undertake or complete consignment or acquisition programs, and may be forced to cease operations.

OUR OFFICERS AND DIRECTORS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES, THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO GROW OUR BUSINESS.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to grow our business. We do not currently have any full-time employees. Our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Steven Gidumal to devote substantial time to our business during the process of conducting due diligence and marketing properties for developments for which we have signed option or consignment agreements.  If our executive officers' or directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to grow our business.  We cannot assure you that these conflicts will be resolved in our favor.

WE MAY NOT BE ABLE TO ARRANGE FINANCING FOR OUR OVERSEAS BUYERS.

We market our homes located in California to buyers who expect the Company to assist them in securing a mortgage for their purchase.  These buyers typically put between 30% and 48% of the purchase price down in cash, a high percentage relative to current and historical averages in the U.S., which we believe makes these buyers attractive to mortgage lenders.  However, we do not yet have a program in place with a lending partner that assures a steady supply of mortgage capital for these buyers.  Therefore, these buyers may meet with delays in securing mortgages as information requirements vary from lender to lender, which may result in an increase in costs and fees to both the buyer and the Company, and which may also ultimately result in a loss of sales for the Company.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.

WE DEPEND ON CERTAIN KEY PERSONNEL.

We substantially depend upon the efforts and skills of Steven Gidumal, the sole director and the Chairman, Chief Executive Officer and Chief Financial Officer of the Company.  The loss of Mr. Gidumal's services, or his inability to devote sufficient attention to our operations, could materially and adversely affect our operations.  We currently do not maintain key man life insurance on Mr. Gidumal.

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

MANAGEMENT OWNS A LARGE PERCENTAGE OF OUR OUTSTANDING STOCK, AND CUMULATIVE VOTING IS NOT AVAILABLE TO STOCKHOLDERS.

Our current Chairman of the Board and sole director, Chief Executive and Chief Financial Officer, Steven Gidumal currently owns approximately 30.6% of our outstanding common stock (considered on an undiluted basis).  Although Section 214 of the Delaware General Corporation Law allows for cumulative voting if a corporation’s certificate of incorporation specifically provides for it, the Company’s Third Amended and Restated Certificate of Incorporation has no provision for cumulative voting.  Mr. Gidumal's large percentage ownership of our outstanding common stock may help enable him to maintain his position as such and thus control of our business and affairs.

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

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO SELECT RESIDENTIAL PROPERTIES THAT ULTIMATELY PROVE SUCCESSFUL ECONOMICALLY.

The economic success of any project will depend on a number of factors, including our ability to discern and estimate the quantity of residential properties or projects we can sell at a price sufficient to make a profit after corporate overhead and, if such residential properties are purchased, any financing carrying costs.  All of these factors affect whether or not a project will ultimately generate cash flows sufficient to provide a suitable return on investment.  Our assessments and estimations of these factors (which are inherently inexact and uncertain) may prove inaccurate.  Although we have criterion for selecting the residential properties and projects that we will decide to pursue, we might stray from it.  Accordingly, we will have significant flexibility in selecting such properties or projects.  There can be no assurance that we will be able to identify economically successful residential projects or that we will be able to pursue these projects successfully even if identified.  Our failure to select economically successful residential projects will materially and adversely affect our business, results of operations and financial condition.  We will be constantly challenged to add new projects through further consignments or further acquisitions of new properties.  There can be no assurance that our acquisition efforts will be successful in adding new profitable projects.  If we fail to identify additional properties or projects to sell, our future revenues, profitability and cash flows will be adversely impacted.

CURRENTLY, WE DO NOT HAVE ANY EXCLUSIVE CONSIGNMENT AGREEMENTS, AND ARE FOCUSING OUR PROPERTY CONSIGNMENT EFFORTS IN ONLY TWO GEOGRAPHICAL AREAS. THIS CURRENT LACK OF GREATER DIVERSIFICATION ENTAILS RISK.

The Company currently does not have any exclusive consignment agreements, although a developer in Northern California with whom the Company previously had an exclusive consignment agreement is continuing to allow the Company to offer for sale certain remaining properties in its housing developments to the Company’s international clients.  All of our sales have been in the State of California, although we continue to explore properties in Florida.  At the present, our success depends entirely upon our ability to locate and secure properties on a profitable basis in California and Florida.  There can be no assurance that we will be able to do this, and that we will not encounter one or more problems arising from the particular legal, economic, environmental and market conditions of these two states.  Our current lack of diversification may make our results of operations more volatile than they would be if we were seeking to sell residential properties in more than these two states.

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

WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

Our operations depend on a number of third parties.  We have limited control over these third parties.  We rely on Premier Capital, an international seller of real estate properties that was founded in 1988 and expanded into China in 1997.  We rely upon Premier Capital’s ability to bring potential buyers to presentations of the Company’s real estate in the five leading cities of China and to follow up on all leads with prospective Chinese buyers.  Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory as well as future projects.  See “ITEM 1. BUSINESS – OVERVIEW-- The Company’s Business – Strategic Partner and Marketing Agreement”.  We also rely upon the services of US-based and international banks to provide mortgage financing to our international buyers.  In addition, we rely upon our acquisition team to identify promising consignment, auction and acquisition properties suitable for our international clientele.  Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

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

CHANGES IN FOREGN CURRENCY EXCHANGE RATES AND INTEREST RATES COULD ADVERSELY AFFECT OUR BUSINESS.

As a company that focuses on marketing real estate located in the United States to foreign buyers, we are exposed to certain market risks, specifically with regard to foreign currency exchange risks (and initially in particular the dollar/yuan exchange rate) and interest rates.  To date, the changes in the price of the yuan have gone in the favor of the Company, making US homes less expensive to Chinese buyers, and while we monitor these exposures, we currently have no plan to manage these risks through hedging or other derivatives transactions.  As a result, unfavorable changes in foreign currency exchange rates and interest rates could affect the affordability of our properties to prospective foreign buyers, which could have a substantial adverse effect on our financial condition and results of operations.

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

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING AND MAY FLUCTUATE SIGNIFICANTLY.

Our Common Stock is quoted and traded in limited quantities on the OTC Electronic Bulletin Board in the United States under the symbol "GNGT.PK".  The quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist.  Our stock is a penny stock and there are significant risks.  Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly.

Stockholders should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the Securities Exchange Commission that were issued 180 days or more preceding the end of our fiscal year and that remain unresolved.

ITEM 2. PROPERTIES.

We maintain our executive offices at 14 Wall Street, 20th Floor, New York, New York 10005.

ITEM 3. LEGAL PROCEEDINGS.

To the knowledge of management, there is no litigation or administrative proceeding currently pending or contemplated against us or any of our officers or directors in their capacity as such.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

                The shares of the Company’s common stock are currently quoted on the Over the Counter Bulletin Board under the symbol GNGT.PK.  The Company does not currently have any authorized or outstanding equity compensation plans.

                The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock, warrants and units as reported on the Over the Counter Bulletin Board for the years ended December 31, 2011 and 2010, and gives effect to the 1-for-35 reverse stock split on March 8, 2010.

Common Stock

Quarter Ended	High	Low
March 31, 2011	$0.75	$0.20
June 30, 2011	$0.20	$0.05
September 30, 2011	$0.20	$0.05
December 31, 2011	$0.11	$0.07

Common Stock

Quarter Ended	High	Low
March 31, 2010	$0.75	$0.20
June 30, 2010	$1.05	$0.35
September 30, 2010	$1.70	$0.25
December 31, 2010	$0.75	$0.20

Source: Bloomberg historical pricing. Gives effect to 1-for-35 reverse stock split on March 8, 2010.
HOLDERS

As of December 31, 2011, there were approximately 14 holders of record of our common stock.  It is likely that the actual number of beneficial holders exceeds this amount.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

In December 2009, the Company issued James P. Wilson and Keith D. Spickelmier, former officers and directors of the Company, 1,920,165 and 1,571,044 shares of common stock, respectively, pursuant to conversion of convertible promissory notes (the “Promissory Notes”) in the principal amounts of $510,500.10 with respect to Mr. Wilson and $417,681.90 with respect to Mr. Spickelmier.  The conversion price was $0.008 per share of common stock.

In June 2010, the Company issued 45,606 shares of common stock to Basil N. Argerson, Senior Vice President of the Company, for $20,795 in cash, at a purchase price of $0.456 per share, and 38,379 shares of common stock to Keith D. Spickelmier, a former officer and director of the Company, for $17,500 in cash, at a purchase price of $0.456 per share.  In July 2010, the Company issued 15,000 shares of common stock to an individual for consulting work.  In August 2010, the Company also issued 7,692 shares of common stock to another individual for $10,000 in cash, at a purchase price of $1.30 per share.

In February 2011, the Company issued 25,000 shares of its common stock, valued at $6,250, to the same individual to whom it had issued shares of common stock in July 2010, for work performed during the third and fourth quarters of fiscal 2010, which was accrued for, and an additional 7,500 shares of its common stock, valued at $3,750, for consulting work performed during the first quarter of fiscal 2011.  The consulting agreement with this individual was terminated on February 15, 2011.  In addition, on March 2, 2011, the Company issued 50,000 shares of its common stock as payment for an outstanding payable of approximately $24,700.  The fair value of the stock was $37,000.

Such shares are exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. Our fiscal year end is December 31.

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2011 to Fiscal Year Ended December 31, 2010

For the fiscal year ended December 31, 2011, we had net income of $134,021.  For the fiscal year ended December 31, 2010, we had a net loss of $705,456.  For the fiscal year ended December 31, 2011, we incurred $55,619 of general and administrative expenses, as compared to the fiscal year ended December 31, 2010, when we incurred $709,751 of operating expenses.  This decrease in expenses in large part is the result of the Company’s elimination of its full-time staff and the closing of its shared office space as it seeks to improve efficiency and conserve cash.  Of the $709,751 of general and administrative expenses for the year ended December 31, 2010, $48,457 was expended on the Company’s behalf by GGH, Inc., the entity that held a controlling interest in the Company at the time, to research and develop the Company’s new business plan prior to its acquisition of such control on December 31, 2009.

For the fiscal year ended December 31, 2011, we had $201,948 in revenues from the sale of properties and revenues of $1,925 from our asset management business.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2011 is $45,120.  The Company had outstanding payables and other current liabilities of $26,015 as of December 31, 2011.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties and the development of new business opportunities.  See “ITEM 1A. RISK FACTORS.”  Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements.  Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although one of these developers is allowing the Company to market certain of its properties to its international clients for resale.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

The Company has taken numerous steps to conserve cash.  We have closed our shared office in Napa and eliminated our full-time employees  However, given the Company’s current cash position, it may be difficult for the Company to enter into any new agreements to market properties to its international clients without obtaining additional funding.

The Company can make no assurances that any additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms.

To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.  During the quarter ended March 31, 2011, the Company issued 32,500 shares of its common stock to a consultant as payment for services rendered, and issued an additional 50,000 shares of its common stock as payment for legal services rendered.  These stock issuances reduced outstanding payables reflected on our financial statements on December 31, 2010 by approximately $25,000.  See Note 9 to the Company’s Financial Statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

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

To evaluate the effectiveness of our internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  Based on this evaluation, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Positions

Steven Gidumal	54	Chairman of the Board, Chief Executive Officer & Chief Financial Officer

Basil N. Argerson	52	Senior Vice President, Treasurer & Secretary

The following is the background of Messrs. Gidumal and Argerson:

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

Our Board of Directors has one director.  On December 31, 2009, Steven Gidumal was elected as a director of the Company, replacing James P. Wilson, and on March 17, 2010, Tim Wilkens was elected as a director, replacing Keith D. Spickelmier.  On August 11, 2011, but effective as of August 1, 2011, Tim Wilkens resigned his position as a director and as Chief Executive Officer.  The Board of Directors named Steven Gidumal, the Company’s Chairman of the Board and Chief Financial Officer, as Chief Executive Officer.  The Company is currently conducting a search for a director to replace Mr. Wilkens.  Mr. Gidumal will serve until the next annual meeting of stockholders and until his successor is elected and qualified.

Mr. Gidumal serves on the Company’s Nominating and Governance Committee.  The Company’s Board of Directors has not established any standing Compensation Committee.  The Board of Directors as a whole will undertake the functions of this committee at the appropriate time.  The Board of Directors may establish a Compensation Committee whenever it believes that doing so would benefit the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

No executive officer or director has received any cash compensation for services rendered.   The Company has not established standard compensation arrangements for its directors, and the compensation, if any, payable to each individual for his or her service on the Company’s Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on the Company’s behalf.  For the 2011 calendar year, we paid our Senior Vice President, Treasurer and Secretary, Basil N. Argerson, an aggregate of $4,000 for providing us with certain storage space for corporate records and for reimbursement of other office expenses.

The Company has not decided upon the remuneration that it will pay to its officers as of the date of this Annual Report. The Company may choose to pay stock compensation to its executives but does not expect to pay any cash remuneration (other than expense reimbursements) until such time as it is able to generate sufficient revenues or complete a significant capital raising event to permit it to do so.  In either such event, management expects that the Company will start to pay management salaries at market levels, consistent with any restrictions on salaries imposed by investors providing additional funds. However, our stockholders that also serve as officers will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed "independent," we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The table set forth below contains certain information as of March 26, 2012 concerning the beneficial ownership of the Company’s common stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) by each director; and (iii) by all directors and officers as a group. The address for all persons listed in the table is 14 Wall Street, 20th Floor, New York, New York 10005.

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of March 26, 2012 are treated as outstanding only for determination of the number and percent owned by such group or person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number	Percent

Steven Gidumal 14 Wall Street, 20th Floor New York, New York 10005	1,173,435 (1)	30.6%
Tim Wilkens (2) P.O. Box 2490 Napa, California 94510	1,173,435 (1)	30.6%
Brandon Birtcher 18201 Von Karman Avenue, Suite 1170 Irvine, California 92612	1,173,435 (1)	30.6%

All directors and officers as a group (two persons)		31.8%

(1) The stock numbers reflect the 1-for-35 reverse stock split effected on March 8, 2010.
(2) Mr. Wilkens is the trustee of two trusts that are the record owners of the stock shown in the table.

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

DIRECTOR INDEPENDENCE

Our common stock is traded on the NASDAQ Over the Counter Bulletin Board (OTC.BB). Accordingly, we use the standards established by the OTC.BB for determining whether or not each of our directors is "independent." We have determined that currently Steven Gidumal is not independent. The OTC.BB rules generally require that a listed company's Board of Directors be composed of a majority of independent directors. As a consequence, we do not presently comply with the OTC.BB rules in this regard.

Moreover, the OTC.BB rules generally require that a listed company's Audit Committee be  composed  of  at  least  three  members,  each  of  whom  must be independent.  We do not presently comply with the OTC.BB rules in this regard either.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For 2011 and 2010, we incurred fees from our principal accountant of $18,900 and $14,900, respectively, for the services they performed including the year-end audit, the quarters and consents on other SEC filings.

Audit-Related Fees

During 2011, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

For 2011 and 2010, we paid our principal accountant $2,800 and $2,000, respectively.

All Other Fees

During 2011, there were no fees incurred for products and services provided by the principal accountant other than those set forth above.

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

(a)  The  following  documents  are  filed  as  a  part  of  this  Annual Report:

1.  FINANCIAL STATEMENTS:

Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Balance  Sheets  as  of  December  31,  2011  and  December  31,  2010
Statement of Operations - Year ended December 31, 2011, December 31, 2010
Statement of Stockholders' Equity (Deficit) -Year ended December 31, 2011 and
December 31, 2010
Statement of Cash Flows -Year ended December 31, 2011 and December 31, 2010
Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.     EXHIBITS:

EXHIBIT NO.	DESCRIPTION
1.1	Form of Underwriting Agreement.*
1.2	Form of Selected Dealers Agreement.*
3.1	Third Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws.*
3.3	Amendment to the Amended and Restated Certificate of Incorporation.*
3.4	Amendment to the Amended and Restated Certificate of Incorporation.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.***
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Form of Unit Purchase Option.*
10.1	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated, and James P. Wilson.*
10.2	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Keith D. Spickelmier.*
10.3	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Michael H. McConnell.*
10.4	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Herbert C. Williamson.*
10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.7	Form of Letter Agreement between 4350 Management, LLC and the Registrant regarding administrative support.*
10.8	Advance Agreement between the Registrant and James P. Wilson, dated May 18, 2005.*
10.9	Advance Agreement between the Registrant and Keith D. Spickelmier, dated May 18, 2005.*
10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.11	Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*
10.12	Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*
10.13	Advance Agreement between the Registrant and Keith D. Spickelmier, dated December 20, 2005.*
10.14	Amended Marketing and Sales Partnership Agreement dated March 10, 2010 by and between the Company and Premier Capital, Ltd.**
10.15	Consulting Agreement between the Company and Brian McConnell, dated April 8, 2010***
31.1	Sarbanes Oxley Section 302 Certifications****
31.2	Sarbanes Oxley Section 302 Certifications****
32	Sarbanes Oxley Section 906 Certifications****
24	Power of Attorney.*
99.1	Audit Committee Charter*
99.2	Code of Ethics*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 * Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)

** Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 12, 2010

***Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 2010

**** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2012.

GOLDEN GATE HOMES, INC.

By:  /s/  Steven Gidumal
        Steven Gidumal
        Chairman of the Board, Chief Executive Officer and
        Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	POSITION	DATE

By: /s/ Steven Gidumal Steven Gidumal	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Gate Homes, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Golden Gate Homes, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of Golden Gate Homes, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Gate Homes, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas
March 29, 2012

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Current assets:
Cash	$45,120	$1,913
Rental guarantee advances	16,105	-
Prepaid Expenses and other current assets	6,060	6,397
Total Assets	$67,285	$8,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$26,015	$145,356
Due to related parties	-	16,455
Total Liabilities	$26,015	$161,811

Stockholders' equity (deficit):

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 and 3,755,188 shares issued and outstanding at December 31, 2011 and 2010, respectively	384	375
Paid-in capital	2,641,697	2,580,956
Accumulated deficit	(2,600,811)	(2,734,832)

Total Stockholders' Equity (Deficit)	41,270	(153,501)

Total Liabilities and Stockholders' Deficit	$67,285	$8,310

The accompanying notes are an integral part of these financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2011, DECEMBER 31, 2010

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

Brokerage & Fee Income	$203,873	$3,930
Cost and expenses:
Cost of sales	14,254	-
General & administrative	55,619	709,751
Operating gain (loss)	134,000	(705,821)

Other income (expense):
Interest income	21	365
Total other income (expenses)	21	365

Net income (loss)	$134,021	$(705,456)

Earnings (loss) per common share :BASIC & DILUTED	$0.04	$(0.19)

Weighted average number of common shares outstanding: BASIC& DILUTED	3,824,000	3,705,421

The accompanying notes are an integral part of these financial statements.

GOLDEN GATE HOMES, INC.
    STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011 AND 2010

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2009	3,648,511	$364	$2,019,022	(2,029,376)	$(9,990)
Stock issued for cash	91,677	9	48,286		48,295
Stock issued for services	15,000	1	15,149		15,150
Contributed Capital			498,500		498,500
Net loss				(705,456)	(705,456)

Balance at December 31, 2010	3,755,188	$374	$2,580,957	(2,734,832)	$(153,501)
Stock issued for services	82,500	10	40,740		40,750
Contributed Capital			20,000		20,000
Net Income				134,021	134,021

Balance at December 31, 2011	3,837,688	$384	$2,641,697	(2,600,811)	$41,270

The accompanying notes are an integral part of these financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$134,021	$(705,456)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss on settlement of accounts payable	12,300
Shares issued for services	3,750	15,150
Change in:
Other current assets and prepaid expenses	337	(6,397)
Accounts payable and accrued expenses	(94,641)	135,356
Due to related parties	(16,455)	16,455

Net Cash provided by (used) in operating activities	39,312	(544,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments on rental guarantee advances	8,483	-
Rental guarantee advances	(24,588)	-

Net cash (used in) investing activities	(16,105)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	--	48,295
Contributed Capital	20,000	498,500

Net cash provided by financing activities	20,000	546,795

Net change in cash	43,207	1,903
Cash at beginning of period	1,913	10

Cash at end of period	$45,120	$1,913

NON-CASH INVESTING TRANSACTIONS
Common stock issued for settlement of accounts payable	37,000

The accompanying notes are an integral part of these financial statements.

GOLDEN GATE HOMES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Golden Gate Homes, Inc. (”we”, “our”, "the Company") markets and sells residential property located in California to buyers in mainland China through a Chinese broker.  The Company enlists the services of acquisition brokers in California, who present the Company with residential properties that are typically owned by a developer or financial institution.  The Company is currently focusing on “consignment” transactions whereby the Company enters into an agreement with the owner of the properties to market such properties overseas.  Terms of the consignment agreement specify the price at which the Company has an option to purchase each of the properties, which the Company then seeks to re-sell to buyers in China.  If the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

REVENUE RECOGNITION

Our revenue is recognized based on objective criteria that do not require significant estimates or uncertainties. Our policy follows the guidance from SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company books revenue at the close of escrow, after the sale of the property has been consummated and all fees paid and title recorded.  Only after the money is exchanged by the buyer and seller at escrow does the Company recognize the revenue: the transaction happens simultaneously.  The Company records revenue as the net difference between the sale price to the third-party buyer and the price paid to the developer for the option.  For its asset management services, the asset management agreement provides for the Company to receive a portion of the fee for leasing properties to tenants.  Revenue is booked only after the lease has been signed and the monthly rental has been collected from the tenant and the portion of the fee allocated to the Company for its services has been received. The Company considers the criteria established primarily by FASB ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. Factors considered in determining if gross or net basis recognition is appropriate include whether the Company is primarily responsible to the client for the services, has discretion on vendor selection, or bears credit risk. The Company believes that the indicators under ASC 605-45 support net revenue presentation since the Company is not the primary obligor in the arrangement and does not have credit risk.

CONTINGENCIES

We account for claims and contingencies in accordance with FASB Accounting Standards Codification Topic 450 “Accounting for Contingencies” (“ASC 450”). ASC 450 requires that we record an estimated loss from a claim or loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.  As of December 31, 2011, the Company had a net operating loss carry forward of approximately $1,715,000 which expires beginning 2027. The majority of the unused net operating loss carryforward is limited due to the change in control in 2009.

Deferred tax assets consisted of the following:

	2011	2010

Net Operating Loss Carryforward	$580,000	$640,000
Less: Valuation Allowance	(580,000)	(640,000)

Total Deferred Tax Assets	$-	$-

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

NOTE 2- EQUITY

Prior to the 1-for-35 reverse stock split in 2010, the Company had outstanding warrants to purchase an aggregate of 9,038,889 common shares at $15 per share.  Some of these warrants were attached to shares of the Company’s common stock in the form of units.  As a result of the 1-for-35 reverse stock split, these warrants entitled the holders thereof to purchase an aggregate of 258,254 shares at $525 per share.  All of the warrants (including those comprising Units) expired on April 10, 2010.

In June 2010, the Company sold 83,985 common shares to an officer and to a former director of the Company for $38,295 in private transactions.  In July 2010, the Company issued 15,000 common shares valued at $15,150 to an individual as compensation for consulting work.  In August 2010, the Company sold 7,692 common shares to an individual in a private transaction for $10,000. In February 2011, the Company issued 25,000 common shares, valued at $6,250, to the same individual to whom it had issued shares in July 2010, for consulting work performed during the third and fourth fiscal quarters of 2010, which was accrued for in 2010, and an additional 7,500 shares, valued at $3,750 for consulting work performed during the first quarter of 2011. The consulting agreement with this individual was terminated on February 15, 2011. In addition, the Company issued 50,000 common shares as payment for an outstanding payable of $24,700 during the first quarter of 2011. The fair value of the stock was $37,000 and the loss on settlement was $12,300.

NOTE 3 – RENTAL GUARANTEE ADVANCES

The Company has eight properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for six of these properties, two of which the Company advanced one-half of the amount of such guarantee to the purchasers.  These purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At December 31, 2011, an aggregate of $16,105 was outstanding on the two advances.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  Of the four remaining properties with active rental guarantees, three have all been rented at prices higher than their respective rent guarantees, so there does not appear to be any liability to the Company unless the tenants fail to make their rent payments or terminate their leases.  With respect to the fourth property, the rental guarantee amount may create a liability approximately $1,000 higher than the expected property management fees expected, but lower than the expected collective property management fees of all of the rental properties.  Therefore, the Company has not reserved against any of these rent guarantees at this time.  There may be situations in the future, however, that will require the Company to reserve against similar guarantees.

NOTE 4 - RELATED PARTY TRANSACTION

For the 2010 calendar year, the Company paid Great Western Holdings, Inc., a wholly-owned entity of two family trusts of which Tim Wilkens, the Company’s CEO at the time, is the trustee, an aggregate of $55,785 for providing the Company with certain limited office space in Napa, California.  No other executive officer or director has a relationship with or interest in Great Western Holdings.  This office space arrangement was terminated on December 15, 2010.  The amount paid to Great Western Holdings, Inc. is separate from, and not included in, the amount reflected in the line item labeled “Due to related parties” on the Company’s balance sheet at December 31, 2010.

Expenses paid on behalf of the Company and funds contributed to the Company through GGH, Inc., the entity that held a controlling interest in the Company at the time of such contributions, are treated as contributed capital and reflected in additional paid-in capital.  $498,500 was contributed during 2010. $20,000 contributed during 2011 is by a former director of the Company, who does not intend to be repaid for the amount after his departure.

NOTE 5 – REVENUE

Our revenue is comprised of the following:

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Gross revenues from brokerage sales	$2,719,150	$650,500
Cost of properties sold	(2,314,500)	(601,500)
Broker commissions (U.S.)	(32,095)	(8,732)
Broker commissions (H.K.)	(158,300)	(35,290)
Closing costs	(12,307)	(1,825)
Income from brokerage sales	201,948	3,153
Asset Management Services:
Asset management fees	1,246	151
Property leasing fees	679	626
Brokerage & Fee Income	$203,873	3,930