Form 10-Q
period 2012-03-31
Golden Gate Homes, Inc.
filed 2012-05-14
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,791 common shares as of May 8, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$42,309	$45,120
Rental guarantee advances	13,311	16,105
Prepaid Expenses and other current assets	6,060	6,060
Total Assets	$61,680	$67,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$28,808	$26,015
Total liabilities	$28,808	$26,015

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001, 600,000,000 shares authorized, 3,837,136 shares outstanding	384	384
Paid-in capital	2,641,697	2,641,697
Accumulated deficit	(2,609,209)	(2,600,811)
Total Stockholders' equity (deficit)	32,872	41,270
Total Liabilities and Stockholders' equity (deficit)	$61,680	$67,285

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Brokerage and Fee Income	$754	$22,750
Operating Expenses:
General & Administrative	9,152	6,930
Net operating income (loss)	(8,398)	15,820

Other income (expense):
Interest income	-	21
Interest expense	-	-
Gain/(loss) on settlement of debt	-	(12,313)
Gain/(loss) on write-off related party	-	5,917

Total Other income	-	(6,375)

Net income (loss)	(8,398)	9,445
Income tax expense (benefit)	-	-

Net income (loss)	$(8,398)	$9,445

Earnings (loss) per common share Basic & Diluted	$0.00	$0.00

Weighted average number of common shares outstanding Basic & Diluted	3,837,791	3,776,873

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,398)	$9,445
Shares issued for services	-	3,750

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on settlement of debt	-	12,313
Gain on write-off of related party debt	-	(5,917)
Change in:
Accounts payable and accrued expenses	2,793	(14,569)
Due to related party	-	(4,087)
Net cash provided by (used in) operating activities	(5,605)	935

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment on rental guarantee advances	2,794	-
Net cash (used in) provided by investing activities	2,794	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-
Contributed Capital	-	-
Net cash provided by (used in) financing activities	-	-
Net change in cash	(2,811)	935
Cash at beginning of period	45,120	1,913
Cash at end of period	$42,309	$2,848

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto  contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial  statements  that  would  substantially  duplicate  the  disclosures contained  in  the  audited financial statements for the year ended December 31, 2011 as reported in  the  Form  10-K  have  been  omitted.

NOTE 2 – RENTAL GUARANTEE ADVANCES

The Company has eight properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for six of these properties, two of which the Company advanced one-half of the amount of such guarantee to the purchasers.  These purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At March 31, 2012, an aggregate of $13,311 was outstanding.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  Of the four remaining properties, three have all been rented at prices higher than their respective rent guarantees, so there does not appear to be any liability to the Company unless the tenants fail to make their rent payments or terminate their leases.  With respect to the fourth property, the rental guarantee amount may create a liability approximately $1,000 higher than the expected property management fees expected, but lower than the collective property management fees of all of the rental properties.  Therefore, the Company has not reserved against any of these rent guarantees at this time, but may re-evaluate the accounting treatment of this minor liability at year end.  The other half of the funds for the rental guarantees were advanced by Premier Capital, the Company’s selling agent in Asia.  The Company collects the reimbursements from the purchasers on behalf of Premier Capital.  At March 31, 2012, the Company had collected $2,794 on behalf of Premier Capital but had not yet forwarded the funds.  These funds are reflected on the Company’s balance sheet as a current liability.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, we had a net loss of $8,398, compared to net income of $9,445 for the three months ended March 31, 2011.  The Company did not close any sales during the quarter and accordingly, all of the revenues generated during the quarter were from the Company’s asset management activities.  For the three months ended March 31, 2012, we incurred $9,152 of general and administrative expenses as compared to the three months ended March 31, 2010, when we incurred $6,930 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of March 31, 2012 is $42,309.  As of March 31, 2012, the Company has outstanding payables of $28,808.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties and the development of new business opportunities. Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements. Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although one of these developers is allowing the Company to market certain of its properties to its international clients for resale. The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing. The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements. There can be no assurances that the Company will enter into any such agreements. Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.
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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weaknesses in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that such disclosure controls and procedures were operating effectively as of March 31, 2012.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

There  have  been  no  material  changes  to  the  risk  factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6.  EXHIBITS.

NUMBER	DESCRIPTION

31.1	Sarbanes Oxley Section 302 Certifications

31.2	Sarbanes Oxley Section 302 Certifications

32	Sarbanes Oxley Section 906 Certifications

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GATE HOMES, INC.
Date: May 14, 2012
	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Financial and Accounting Officer)