Form 10-Q
period 2012-06-30
Golden Gate Homes, Inc.
filed 2012-08-09
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,688 common shares as of August 6, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash	$40,426	$45,120
Rental guarantee advances	9,005	16,105
Prepaid Expenses and other current assets	6,060	6,060
Total Assets	55,491	67,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	20,296	26,015
Total liabilities	20,296	26,015

Stockholders' equity (deficit)

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued outstanding as of June 30, 2012 and December 31, 2011, respectively	384	384
Paid-in capital	2,641,697	2,641,697
Deficit accumulated during the development stage	(2,606,886)	(2,600,811)
Total Stockholders' equity (deficit)	35,195	41,270
Total Liabilities and Stockholders' equity (deficit)	$55,491	$67,285

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30,2012	June 30, 2011

Brokerage and Fee Income	$16,348	116,531	$17,102	$139,281
Operating Expenses:
General & Administrative	14,025	23,058	23,177	$29,988
Impairment of deferred transaction costs	-	-	-	-
Net operating income (loss)	2,323	93,473	(6,075)	109,293

Other income (expense):
Interest income	-	-		21
Gain/(loss) on settlement of debt	-	13		(12,300)
Gain/(loss) on derivative liabilities	-	-	-	-
Gain/(loss) on write-off related party		(5,917)		-
Total Other income		(5,904)		(12,279)

Net income (loss)	2,323	87,569	(6,075)	97,014
Income tax expense (benefit)	-	-	-	-
Distribution in trust fund earnings	-	-	-	-
Net income (loss)	$2,323	$87,569	$(6,075)	$97,014

Earnings (loss) per common share Basic & Diluted	$0.00	$0.02	0.00	0.03

Weighted average number of common shares outstanding Basic & Diluted	3,837,688	3,830,000	3,837,688	3,812,000

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,075)	$97,014

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	-	40,750
Change in:
Other current assets and prepaid expenses	-	1,090
Accounts payable and accrued expenses	(5,719)	(30,942)
Due to related party	-	(13,295)
Net cash provided by (used in) operating activities	(11,794)	94,617

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	-	(24,589)
Repayment on rental guarantee advances	7,100	-
Net cash provided by investing activities	7,100	(24,589)

Net change in cash	(4,694)	70,028
Cash at beginning of period	45,120	1,913
Cash at end of period	$40,426	$71,941

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – RENTAL GUARANTEE ADVANCES

The Company has nine properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for seven of these properties, three have which have now expired.  Of the four remaining properties, the Company advanced one-half of the amount of such guarantee to the purchasers of two properties.  These two purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At June 30, 2012, an aggregate of $9,005 was outstanding.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  With respect to the other two properties, one has been rented at a price higher than its rent guarantee, so there does not appear to be any liability to the Company unless the tenant fails to make the rent payments or terminates the lease, and the other has a rental guarantee amount that may create a liability approximately $1,000 higher than the expected property management fees expected, but lower than the collective property management fees of all of the rental properties. Therefore, the Company has not reserved against any of these rent guarantees at this time, but may re-evaluate the accounting treatment of this minor liability at year end. The other half of the funds for the rental guarantees were advanced by Premier Capital, Ltd. (“Premier Capital”), the Company’s selling agent in Asia. The Company collects the reimbursements from the purchasers on behalf of Premier Capital. At June 30, 2012, the Company had collected $2,150 on behalf of Premier Capital but had not yet forwarded the funds.  These funds are reflected on the Company’s balance sheet as a current liability.

NOTE 3 –RELATED PARTY

As of June 30, 2012, a related party was paid $1,000 for consulting services provided to the Company.

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

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, we had a net loss of $6,075, compared to net income of $97,014 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we incurred $23,177 of general and administrative expenses, compared to $29,988 of general and administrative expenses for the six months ended June 30, 2011.

Comparison of Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, the Company closed on one sale in which it generated $13,963 in revenue and collected cancellation fees on two properties in which it collected $925, and had net income of $2,323, compared to net income of $93,473 for the three months ended June 30, 2011.  For the three months ended June 30, 2012, we incurred $14,025 of general and administrative expenses as compared to the three months ended June 30, 2011, when we incurred $23,058 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of June 30, 2012 is $40,426.  As of June 30, 2012, the Company has outstanding payables of $20,296.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties and the development of new business opportunities. Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements. Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although one of these developers is allowing the Company to market certain of its properties to its international clients for resale. The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing. The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements. There can be no assurances that the Company will enter into any such agreements. Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.
The Company has taken numerous steps to conserve cash. We have closed our shared office in Napa and eliminated our full-time employees. However, given the Company’s current cash position, it may be difficult for the Company to enter into any new agreements to market properties to its international clients without obtaining additional funding.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of June 30, 2012, our internal control over financial reporting was ineffective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

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

GOLDEN GATE HOMES, INC.

Date: August 9, 2012	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)