Form 10-Q
period 2012-09-30
Golden Gate Homes, Inc.
filed 2012-11-01
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,688 common shares as of October 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash	$31,565	$45,120
Rental guarantee advances	5,612	16,105
Prepaid Expenses and other current assets	6,060	6,060
Total Assets	$43,237	$67,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	$14,860	$26,015
Total liabilities	14,860	26,015

Stockholders' equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued and outstanding as of September 30, 2012 and December 31, 2011	384	384
Paid-in capital	2,641,697	2,641,697
Accumulated deficit	(2,613,704)	(2,600,811)
Total Stockholders' equity	28,377	41,270
Total Liabilities and Stockholders' equity	$43,237	$67,285

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Brokerage and Fee Income	$1,082	49,103	$18,184	$188,384
Operating Expenses:
General & Administrative	7,900	11,033	31,077	41,021
Impairment of deferred transaction costs	-	-	-	-
Operating income (loss)	(6,818)	38,070	(12,893)	147,363

Other income (expense):
Interest income	-	-	-	21
Gain/(loss) on settlement of accounts payable	-	-	-	(12,300)
Total Other income	-	-	-	(12,279)

Net income (loss)	$(6,818)	$38,070	$(12,893)	$135,084

Earnings (loss) per common share Basic & Diluted	$(0.00)	$0.01	(0.00)	0.04

Weighted average number of common shares outstanding Basic & Diluted	3,837,688	3,837,688	3,837,688	3,821,000

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,893)	$135,084

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain/(loss) on settlement of accounts payable	-	(12,300)
Shares issued for services	-	40,750
Change in operating assets and liabilities :
Other current assets and prepaid expenses		1,235
Accounts payable and accrued expenses	(11,155)	(88,017)
Net cash provided by (used in) operating activities	(24,048)	76,752

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	-	(21,062)
Repayment on rental guarantee advances	10,493	-
Net cash provided by (used in) investing activities	10,493	(21,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-
Contributed capital	-	20,000
Payments on advances from related party	-	(16,455)
Net cash provided by financing activities	-	3,545

Net change in cash	(13,555)	59,235
Cash at beginning of period	45,120	1,913
Cash at end of period	$31,565	$61,148

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – RENTAL GUARANTEE ADVANCES

The Company has nine properties being managed under its property management program. The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for seven of these properties, four of which have now expired without any liability. Of the three remaining properties, one property is rented at a rate above its monthly rent guarantee amount, so no liability is evident to the Company at this time unless the tenant fails to make the rent payments or terminates the lease.  For the remaining two properties, the Company advanced one-half of the amount of such guarantee to the purchasers of two properties. These two purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At September 30, 2012, an aggregate of $5,612 was outstanding. The Company reflects these advances on its balance sheet as loan advances. The Company expects that the full amount for one advance of rental guarantee will be repaid completely based on the current rent amounts while the other rent advance is expected to be repaid but may have an uncollectable exposure of no more than $1,400. . Therefore, the Company has not reserved against any of these rent guarantees at this time, but may re-evaluate the accounting treatment of this minor liability at year end. The other half of the funds for the rental guarantees were advanced by Premier Capital, Ltd. (“Premier Capital”), the Company’s selling agent in Asia. The Company collects the reimbursements from the purchasers on behalf of Premier Capital and typically forwards these funds every three months. At September 30, 2012, the Company had collected $713 on behalf of Premier Capital but had not yet forwarded the funds. These funds are reflected on the Company’s balance sheet as a current liability.

NOTE 3 – RELATED PARTY

As of September 30, 2012, a related party was paid an aggregate of $1,750 for consulting services provided to the Company during the first two quarters of fiscal 2012. There was $0 due to the related party as of September 30, 2012.

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

OVERVIEW

The focus of the Company is on marketing high-quality, distressed residential properties in certain US markets (currently in California and Florida) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, we had a net loss of $12,893, compared to net income of $135,084 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we incurred $31,077 of general and administrative expenses, compared to $41,021 of general and administrative expenses for the nine months ended September 30, 2011.

Comparison of Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, we had a net loss of $6,818, compared to net income of $38,070 for the three months ended September 30, 2011.  For the three months ended September 30, 2012, we incurred $7,900 of general and administrative expenses as compared to the three months ended September 30, 2011, when we incurred $11,033 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of September 30, 2012 is $31,565.  As of September 30, 2012, the Company has outstanding payables of $14,860.  Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements.  Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although the Company has one property under contract that it expects to close and four additional properties that these developers are allowing the Company to market to its international clients for resale.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of September 30, 2012, our internal control over financial reporting was ineffective.

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

GOLDEN GATE HOMES, INC.

Date: November 1, 2012	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)