Form 10-K
period 2012-12-31
Golden Gate Homes, Inc.
filed 2013-03-01
CIK 1328208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $183,312.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,837,688 shares of common stock, par value $0.0001 per share, as of February 22, 2013.

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

Industry Background

The Company’s management believes that the recession in the United States economy that began in December 2007 and continued into 2011 created opportunities in the current real estate market.  CNNMoney.com has reported that this recession, which is frequently referred to as “the Great Recession,” is generally regarded as “the worst economic downturn since the Great Depression.”  Since 2009, there has been a tangible improvement in housing prices in many formerly depressed markets, and signs of increase in house prices were generally noticed in most markets in the country.

The improving prices, in conjunction with the continuing low interest rates available in the market, make this an attractive period to market U.S. real estate to foreign buyers.

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

The Company’s management believes that real estate developers, as well as banks and lending institutions, are still reluctant owners and forced sellers of properties.  Banks are facing situations where state and local approvals have expired, documentation for projects are lost or non-existent, and permits have expired or need to be secured.  According to a March 2011 report by the National Association of Realtors (“NAR”), it was estimated that 5.3 million homes were in limbo between foreclosure and the sales market. A recent January 2013 report by CoreLogic a California based research firm put the shadow inventory at under 3 million homes.  Generally shadow inventory properties are sold as distressed sales. The growing shadow inventories are attributed to the recent disruptions to foreclosure time lines.   The Company continues to see Florida, in particular, as a market of opportunity going forward.

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

Marketing

As a communist (i.e., “communal”) country, all land in China is property of the State.  Home residents lease their homes under land leases, but no Chinese citizen ‘‘owns’’ the land under his or her home.  Among the expanding upper-middle and wealthy classes in China, overseas home ownership had been unattainable under prior Chinese law, but that has changed in recent years.  The government is now allowing its citizens to invest overseas, including purchasing overseas residential properties.  Executives of more than 100,000 state-owned enterprises are being encouraged to travel internationally to invest their capital.  The Company introduces Chinese buyers to U.S. residential properties where they currently have no access.  The Company provides “one-stop” shopping to the “retail” buyer that wants to own one or more properties.  The Company, as an assistance to its overseas buyers: (i) performs the property due diligence, (ii) assists in arranging the bank financing, (iii) manages, through independent third parties, the buyer’s property (finds tenants, collects rents, pays bills from owner account, etc.), and (iv) sends quarterly statements to the property buyer/owner.

The Company markets properties to residents of five leading Asian cities: Hong Kong, Shanghai, Beijing, Guangzhou and Shenzhen, which have a total population of more than 75 million people.  The table below sets forth the respective populations of these five cities.

Populations of the Five Leading Cities of China (1)

City	Population
Shanghai	25,600,000
Beijing	19,980,000
Shenzhen	10,400,000
Guangzhou	12,700,000
Hong Kong	7,055,000

(1)   Source: Wikipedia, January 2013

The first table set forth after this paragraph reflects the comparable affordability of a California home to a Chinese citizen.  The column “Yuan Index to Buy Home” compares the purchase price that a Chinese national would have been required to pay in 2005, the base year, for the average California home (based on the then average price of such home and the then dollar/yuan exchange rate) compared to what the Chinese citizen would have been required to pay in each of the years listed in the table on a 100-point scale.  The table reveals that by 2012, Chinese citizens would have been required to pay only 49.4% of the price they would have been required to spend in order to buy the average California home in 2005.  The second table set forth after this paragraph reflects the comparable affordability of a Florida home to a Chinese citizen.  For Florida, Chinese citizens would have been required to pay only 41.4% of the average Florida home price using 2005 Chinese Yuan.  Management believes that this development greatly increases the attractiveness of California and Florida properties to Chinese citizens.

Affordability of California Home in Chinese Yuan

Year		Avg. CA Home Price($)(3)	Yuan / 1US$(2)		Avg. CA Home Price(Yuan)	Yuan Index to Buy Home(1)

2012		$343,800	6.22	**	2138,440	49.4
2011	*	$246,000	6.30		1,549,800	35.8
2010		$252,000	6.75		1,701,000	39.3
2009		$248,000	6.83		1,693,840	39.1
2008		$346,400	6.85		2,372,840	54.8
2007		$560,300	7.62		4,269,486	98.6
2006		$556,400	7.99		4,445,636	102.7
2005		$522,700	8.28		4,327,956	100.0
2004		$450,800	8.28		3,732,624	86.2

* Actual median price for September 2012, per Sacramento Business Journal. ** Actual exchange rate as of January 21, 2013.

1	Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
2	For years 2004 through 2011, exchange rate as of June of each year, per Bloomberg.
3	Avg. CA Home Price from “California Realtors”’ website.

Affordability of Florida Home in Chinese Yuan

Year	Avg. FLA Home Price($)(0)	Yuan / 1US$(2)		Avg. FLA Home Price(Yuan)	Yuan Index to Buy Home(1)

2012	$129,400	6.22	*	804,900	41.4
2011	$120,000	6.30		756,000	38.9
2005	$235,000	8.28		1,945,800	100.0

* Actual exchange rate as of January 21, 2013.

0	Avg. FLA Home Price from “Zillow Home Index.”
1	Index uses 2005 as the base year = 100. Note 2005 was the last year before the Yuan began to float.
2	For years 2005 and 2011, exchange rate as of June of each year, per Bloomberg.

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

Operations

General

The Company primarily markets high-quality, distressed residential properties in exclusive US markets (currently in California and Florida) to international buyers (primarily from China and other parts of Asia) through exclusive selling agreements or consignment arrangements. In the event that the Company is successful in completing a capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

Activities

The Company commenced its initial plan of operation in the spring of 2010.  In April 2010, the Company entered into two option agreements with a real estate developer of two housing developments in Northern California, which provided the Company the exclusive rights to sell an aggregate of 20 homes.  In June 2010, the Company entered into an option agreement with a real estate developer of a condominium project in downtown Los Angeles, California, which provided the Company the exclusive rights to sell 25 condominium units.  The Company marketed these properties to Chinese buyers in the five cities listed in the table above in two separate trips to China, during which executives of the Company issued press releases, were interviewed by leading Chinese news agencies, and held exhibitions with Premier Capital to present detailed information regarding the consigned properties directly to prospective purchasers.  To date, the Company has closed 12 sales as of the date of this filing in the first quarter of fiscal 2013.  See “ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CHANGES IN FINANCIAL CONDITION—Liquidity and Capital Resources”.  The Company is out of contract with these developers, although the developer in Northern California is continuing to allow the Company to offer certain remaining properties in its housing developments for sale to the Company’s international clients.

The Company’s business objectives are to establish a meaningful number of sales of residential properties to international buyers (primarily from China and other parts of Asia) by obtaining exclusive rights to sell specific U.S. properties.  These selling rights may come in the form of exclusive selling agreements or consignment agreements.  The use of each of these various selling strategies will depend on the willingness of sellers to engage with the Company on the exclusive sale of properties, the Company’s ability to complete such sales to its international buyer client base, and the access and availability of capital to the Company.  Management believes that an adequate number of properties are available to be marketed overseas, such that this will not be a limiting factor.  At the present time, the Company has two properties under contract for sale, and the developer in Northern California only has two remaining properties that could be subject for sale.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

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

We cannot provide any assurance that we will be profitable in any given period or at all. You must consider our business, financial history and prospects in light of the risks and difficulties we face as an early stage company with a limited operating history. In particular, our management may have less experience in implementing our business plan and strategy compared to our competitors, including our strategy to establish our operations and build our brand name. In addition, we may face challenges in planning and forecasting accurately as a result of our limited historical data and inexperience in implementing and evaluating our business strategies. Our inability to successfully address these risks, difficulties and challenges as a result of our inexperience and limited operating history may have a negative impact on our ability to implement our strategic initiatives, which may have a material adverse effect on our business, prospects, financial condition and results of operations.

WE HAVE CERTAIN CAPITAL NEEDS, AND THE PROCUREMENT OF FINANCING TO MEET THESE NEEDS IS UNCERTAIN.

We currently have not generated much revenue.  Moreover, the Company’s cash position as of December 31, 2012 is $34,854.  The Company has outstanding payables and other current liabilities of $15,899 as of December 31, 2012.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties, the development of new business opportunities and our ability to raise new capital.  We have reduced our monthly expenses by shrinking our work force, ending our payment for office rent and eliminating duplicative expenses.  We plan to finance our operations for the next 12 months through cash flow from property sales, possible private placements of debt and equity, possible bank borrowings and possible joint venture arrangements.  If our revenues do not materialize for whatever reason, we may have limited ability to expend the capital necessary to undertake or complete consignment or acquisition programs, and may be forced to cease operations.

OUR DIRECTOR AND OFFICERS WILL ALLOCATE THEIR TIME TO OTHER BUSINESSES, THEREBY CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO GROW OUR BUSINESS.

Our director and officers are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative effect on our ability to grow our business. We do not currently have any full-time employees. Our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs, although we expect Steven Gidumal to devote substantial time to our business during the process of conducting due diligence and marketing properties for developments for which we have signed option or consignment agreements.  If our executive officers' or director’s other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to grow our business.  We cannot assure you that these conflicts will be resolved in our favor.

WE MAY NOT BE ABLE TO ARRANGE FINANCING FOR OUR OVERSEAS BUYERS.

Due to the changes in the bank lending market as a result of Dodd-Frank, bank financing remains difficult to secure for our clients.  Consequently, we market our homes to buyers who are able to purchase their homes for cash.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  The Company has identified certain properties that fit its criteria, but has not entered into any definitive agreements.  There can be no assurances that the Company will enter into any such agreements.

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

LIMITATIONS ON CLAIMS AGAINST OUR DIRECTOR AND OFFICERS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

The corporation law of Delaware allows a Delaware corporation to limit the liability of its directors to the corporation and its stockholders to a certain extent, and our Third Amended and Restated Certificate of Incorporation has eliminated our directors' liability to the maximum extent permitted by the corporation law of Delaware.  Moreover, our Bylaws provide that we must indemnify each director, officer, agent and/or employee to the maximum extent provided for by the corporation law of Delaware.  Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against.  Consequently, because of the actions or omissions of officers, directors, agents and employees, we could incur substantial losses and be prevented from recovering such losses from such persons.  Further, the Securities and Exchange Commission maintains that indemnification for liabilities arising under the Securities Act is against the public policy expressed in the Securities Act, and is therefore unenforceable.

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

WE RELY ON A NUMBER OF THIRD PARTIES, AND SUCH RELIANCE EXPOSES US TO A NUMBER OF RISKS.

Our operations depend on a number of third parties.  We have limited control over these third parties.  We rely on Premier Capital, an international seller of real estate properties that was founded in 1988 and expanded into China in 1997.  We rely upon Premier Capital’s ability to bring potential buyers to presentations of the Company’s real estate in the five leading cities of China and to follow up on all leads with prospective Chinese buyers.  Premier Capital terminated the exclusive marketing agreement with the Company in April 2011, although it has stated that it will continue to work with the Company to sell the Company’s current inventory as well as future projects.  See “ITEM 1. BUSINESS – OVERVIEW-- The Company’s Business – Strategic Partner and Marketing Agreement”.  We also rely upon the services of US-based and international banks to provide mortgage financing to our international buyers.  In addition, we rely upon brokers to identify promising consignment, auction and acquisition properties suitable for our international clientele.  Overall, our inability to maintain satisfactory relationships with the requisite third parties on acceptable commercial terms, or the failure of such third parties to maintain the quality of services they provide at a satisfactory standard, could materially adversely affect our business, results of operations and financial condition.

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

OUR COMMON STOCK HAS EXPERIENCED ONLY LIMITED TRADING AND MAY FLUCTUATE SIGNIFICANTLY.

Our Common Stock is quoted and traded in limited quantities on the OTC Electronic Bulletin Board in the United States under the symbol "GNGT".  The quotation of our common stock on a securities market or exchange does not assure that a meaningful, consistent and liquid trading market will ever exist.  Our stock is a penny stock and there are significant risks.  Until shares of our common stock become more broadly held and orderly markets develop and even thereafter, the prices of our common stock may fluctuate significantly.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

                The shares of the Company’s common stock are currently quoted on the Over the Counter Bulletin Board under the symbol “GNGT.”  The Company does not currently have any authorized or outstanding equity compensation plans.

                The following table sets forth, for the calendar quarter indicated, the quarterly high and low sales prices of our common stock, warrants and units as reported on the Over the Counter Bulletin Board for the years ended December 31, 2012 and 2011.

Common Stock

Quarter Ended	High	Low
March 31, 2012	$0.07	$0.07
June 30, 2012	$0.07	$0.07
September 30, 2012	$0.07	$0.07
December 31, 2012	$0.07	$0.07

Common Stock

Quarter Ended	High	Low
March 31, 2011	$0.75	$0.20
June 30, 2011	$0.20	$0.05
September 30, 2011	$0.20	$0.05
December 31, 2011	$0.11	$0.07

Source: Bloomberg historical pricing.

HOLDERS

As of December 31, 2012, there were approximately 14 holders of record of our common stock.  It is likely that the actual number of beneficial holders exceeds this amount.

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

RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended December 31, 2012 to Fiscal Year Ended December 31, 2011

For the fiscal year ended December 31, 2012, we had a net loss of $10,203.  For the fiscal year ended December 31, 2011, we had net income of $134,021.  For the fiscal year ended December 31, 2012, we incurred $39,520 of general and administrative expenses, as compared to the fiscal year ended December 31, 2011, when we incurred $55,619 of operating expenses.

For the fiscal year ended December 31, 2012, we had $25,074 in revenues from the sale of properties and revenues of $4,243 from our asset management business.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company’s cash position as of December 31, 2012 is $34,854.  The Company had outstanding payables and other current liabilities of $15,899 as of December 31, 2012.  The future of the Company is dependent upon the Company’s ability to consummate sales of properties and the development of new business opportunities.  See “ITEM 1A. RISK FACTORS.”  Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements.  Currently, the Company is out of contract with the developers with whom the Company had entered into such agreements, although one of these developers is allowing the Company to market certain of its properties to its international clients for resale.  The Company is seeking to enter into additional selling agreements and consignment arrangements for residential properties that will have lower sales prices than those it has previously sold to minimize the need for prospective international purchasers to obtain financing.  There can be no assurances that the Company will enter into any such agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

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

To conserve on the Company's capital requirements, the Company may issue shares of its common stock to pay certain expenses.  During the quarter ended March 31, 2011, the Company issued 32,500 shares of its common stock to a consultant as payment for services rendered, and issued an additional 50,000 shares of its common stock as payment for legal services rendered.  These stock issuances reduced outstanding payables reflected on our financial statements on December 31, 2010 by approximately $25,000.  See Note 2 to the Company’s Financial Statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on such evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2012.

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

To evaluate the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  Based on this evaluation, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Positions

Steven Gidumal	55	Chairman of the Board, Chief Executive Officer & Chief Financial Officer

Basil N. Argerson	53	Senior Vice President, Treasurer & Secretary

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

ITEM 11.  EXECUTIVE COMPENSATION

No executive officer or director has received any cash compensation for services rendered.   The Company has not established standard compensation arrangements for its directors, and the compensation, if any, payable to each individual for his or her service on the Company’s Board will be determined (for the foreseeable future) from time to time by the Board of Directors based upon the amount of time expended by each of the directors on the Company’s behalf.  For the 2012 calendar year, we paid our Senior Vice President, Treasurer and Secretary, Basil N. Argerson, an aggregate of $4,000 for providing us with certain storage space for corporate records and for reimbursement of other office expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The table set forth below contains certain information as of February 22, 2013 concerning the beneficial ownership of the Company’s common stock (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) by each director; and (iii) by all directors and officers as a group. The address for all persons listed in the table is 14 Wall Street, 20th Floor, New York, New York 10005.

Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of February 22, 2013 are treated as outstanding only for determination of the number and percent owned by such group or person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number		Percent

Steven Gidumal 14 Wall Street, 20th Floor New York, New York 10005	1,173,435	(1)	30.6%
Tim Wilkens (2) P.O. Box 2490 Napa, California 94510	1,173,435	(1)	30.6%
Brandon Birtcher 18201 Von Karman Avenue, Suite 1170 Irvine, California 92612	1,173,435	(1)	30.6%

All directors and officers as a group (two persons)	1,219,041	(1)	31.8%

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For 2012 and 2011, we incurred fees from our principal accountant of $17,000 and $18,900, respectively, for the services they performed including the year-end audit, the quarters and consents on other SEC filings.

Audit-Related Fees

During 2012, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

For 2012 and 2011, we paid our principal accountant $2,500 and $2,800, respectively.

All Other Fees

During 2012, there were no fees incurred for products and services provided by the principal accountant other than those set forth above.

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
Balance  Sheets  as  of  December  31,  2012  and  December  31,  2011
Statement of Operations - Year ended December 31, 2012, December 31, 2011
Statement of Stockholders' Equity (Deficit) -Year ended December 31, 2012 and
December 31, 2011
Statement of Cash Flows -Year ended December 31, 2012 and December 31, 2011
Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.     EXHIBITS:

EXHIBIT NO.	DESCRIPTION
1.1	Form of Underwriting Agreement.*
1.2	Form of Selected Dealers Agreement.*
3.1	Third Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws.*
3.3	Amendment to the Amended and Restated Certificate of Incorporation.*
3.4	Amendment to the Amended and Restated Certificate of Incorporation.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.***
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Form of Unit Purchase Option.*
10.1	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated, and James P. Wilson.*
10.2	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Keith D. Spickelmier.*
10.3	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Michael H. McConnell.*
10.4	Form of Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Herbert C. Williamson.*
10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*
10.7	Form of Letter Agreement between 4350 Management, LLC and the Registrant regarding administrative support.*
10.8	Advance Agreement between the Registrant and James P. Wilson, dated May 18, 2005.*
10.9	Advance Agreement between the Registrant and Keith D. Spickelmier, dated May 18, 2005.*
10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.11	Form of Unit Placement Agreement among each of James P. Wilson and Keith D. Spickelmier and Ferris, Baker Watts, Incorporated.*
10.12	Advance Agreement between the Registrant and James P. Wilson, dated December 20, 2005.*
10.13	Advance Agreement between the Registrant and Keith D. Spickelmier, dated December 20, 2005.*
10.14	Amended Marketing and Sales Partnership Agreement dated March 10, 2010 by and between the Company and Premier Capital, Ltd.**
10.15	Consulting Agreement between the Company and Brian McConnell, dated April 8, 2010***
24	Power of Attorney.*
31.1	Sarbanes Oxley Section 302 Certifications****
31.2	Sarbanes Oxley Section 302 Certifications****
32	Sarbanes Oxley Section 906 Certifications****
99.1	Audit Committee Charter*
99.2	Code of Ethics*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended, (File No. 333-125211)

** Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 12, 2010

***Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 2010

**** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the first day of March 2013.

GOLDEN GATE HOMES, INC.

By:  /s/  Steven Gidumal
        Steven Gidumal
        Chairman of the Board, Chief Executive Officer and
        Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME	POSITION	DATE

By: /s/ Steven Gidumal Steven Gidumal	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Gate Homes, Inc.
New York, New York

We have audited the accompanying balance sheets of Golden Gate Homes, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of Golden Gate Homes, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Gate Homes, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Malone Bailey, LLP
www.malonebailey.com
Houston, Texas
March 1, 2013

 GOLDEN GATE HOMES, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS
Current assets:
Cash	$34,854	$45,120
Rental guarantee advances	6,052	16,105
Prepaid Expenses and other current assets	6,060	6,060
Total Assets	$46,966	$67,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15,899	$26,015
Total Liabilities	$15,899	$26,015

Stockholders' equity (deficit):

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued and outstanding at December 31, 2012 and 2011	384	384
Paid-in capital	2,641,697	2,641,697
Accumulated deficit	(2,611,014)	(2,600,811)

Total Stockholders' Equity (Deficit)	31,067	41,270

Total Liabilities and Stockholders' Deficit	$46,966	$67,285

The accompanying notes are an integral part of these audited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

Brokerage & Fee Income	$29,317	$203,873
Cost and expenses:
Cost of sales		14,254
General & administrative	39,520	55,619
Operating gain (loss)	(10,203)	134,000

Other income (expense):
Interest income	-	21
Total other income (expenses)	-	21

Net income (loss)	$(10,203)	$134,021

Earnings (loss) per common share: BASIC & DILUTED	$(0.00)	$0.04

Weighted average number of common shares outstanding: BASIC& DILUTED	3,837,688	3,824,000

The accompanying notes are an integral part of these audited financial statements.

GOLDEN GATE HOMES, INC.
    STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 AND 2011

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at December 31, 2010	3,755,188	$374	$2,580,957	(2,734,832)	$(153,501)
Stock issued for services	82,500	10	40,740		40,750
Contributed Capital			20,000		20,000
Net Income				134,021	134,021

Balance at December 31, 2011	3,837,688	$384	$2,641,697	(2,600,811)	$41,270
Net loss				(10,203)	(10,203)

Balance at December 31, 2012	3,837,688	$384	$2,641,697	(2,611,014)	$31,067

The accompanying notes are an integral part of these audited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,203)	$134,021

Adjustments to reconcile net income (loss) to net cash used in operating activities
Loss on settlement of accounts payable		12,300
Shares issued for services		3,750
Change in:
Other current assets and prepaid expenses	(1,342)	337
Accounts payable and accrued expenses	(10,116)	(94,641)
Due to related parties		(16,455)

Net Cash provided by (used in) operating activities	(21,661)	39,312

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments on rental guarantee advances	11,395	8,483
Rental guarantee advances		(24,588)

Net cash provided by (used in) investing activities	11,395	(16,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	--	--
Contributed Capital	--	20,000

Net cash provided by financing activities	--	20,000

Net change in cash	(10,266)	43,207
Cash at beginning of period	45,120	1,913

Cash at end of period	$34,854	$45,120

NON-CASH INVESTING TRANSACTIONS
Common stock issued for settlement of accounts payable	--	37,000

The accompanying notes are an integral part of these audited financial statements.

GOLDEN GATE HOMES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Golden Gate Homes, Inc. (”we”, “our”, "the Company") markets and sells residential property located in California and Florida to buyers in mainland China through a broker headquartered in Hong Kong.  The Company enlists the services of acquisition brokers who present the Company with residential properties that are typically owned by a developer or financial institution.  The Company is currently focusing on “consignment” transactions whereby the Company enters into an agreement with the owner of the properties to market such properties overseas.  Terms of the consignment agreement specify the price at which the Company has an option to purchase each of the properties, which the Company then seeks to re-sell to buyers in China.  If the Company is successful in completing a major capital raising transaction, it will also consider purchasing similar assets for resale to the same target market.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.  As of December 31, 2012, the Company had a net operating loss carry forward of approximately $1,727,000, which expires beginning 2027. The majority of the unused net operating loss carryforward is limited due to the change in control in 2009.

Deferred tax assets consisted of the following:

	2012	2011

Net Operating Loss Carryforward	$590,000	$580,000
Less: Valuation Allowance	(590,000)	(580,000)

Total Deferred Tax Assets	$-	$-

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

NOTE 2 - EQUITY

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

NOTE 3 - RENTAL GUARANTEE ADVANCES

The Company has ten properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for eight of these properties.  Of these, four guarantees have expired without any obligation owed.   Two other guarantees were subject to a loan advance repayment, of which the Company advanced one-half of the amount of such guarantee to the purchasers.  These purchasers have agreed to reimburse the funds advanced for their rental guarantees from funds received from the rental of their properties over a period of 13.5 months for one property and 18 months for the other. At December 31, 2012, an aggregate of $4,710 was outstanding on the two advances.  The Company reflects these advances on its balance sheet as loan advances.  The Company expects that the full amount of each advance of rental guarantee will be repaid completely based on the current rent amounts.  Of the two remaining properties with active rental guarantees, one is rented at prices higher than the respective rent guarantee, so there does not appear to be any liability to the Company unless the tenants fail to make their rent payments or terminate their leases.  With respect to the second property, the rental guarantee amount may create a liability approximately $1,000 higher than the expected property management fees expected, but lower than the expected collective property management fees of all of the rental properties.  Therefore, the Company has not reserved against any of these rent guarantees at this time.  There may be situations in the future, however, that will require the Company to reserve against similar guarantees. Of the $6,052 reflected on the Company’s balance sheet as rental guarantee advances, $1,342 was for funds advanced by the Company to pay certain owners’ property taxes.  These funds were settled with these property owners during the first quarter.

NOTE 4 - RELATED PARTY TRANSACTION

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

During the year ended December 31, 2012, $4,000 was paid to a related party for providing us with certain storage space for corporate records and for reimbursement of other office expenses.

NOTE 5 - REVENUE

Our revenue is comprised of the following:

	Year ended December 31, 2012	Year ended December 31, 2011
Revenues:
Gross revenues from brokerage sales	$659,000	$2,719,150
Cost of properties sold	(570,000)	(2,314,500)
Broker commissions (U.S.)	(1,050)	(32,095)
Broker commissions (H.K.)	(61,131)	(158,300)
Closing costs	(1,745)	(12,307)
Income from brokerage sales	25,074	201,948
Asset Management Services:
Asset management fees	4,243	1,246
Property leasing fees		679
Brokerage & Fee Income	$29,317	203,873