Form 10-Q
period 2013-03-31
Golden Gate Homes, Inc.
filed 2013-05-07
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,688 common shares as of May 7, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$4,932	$34,854
Rental guarantee advances	10,212	6,052
Investment in house mortgage	34,900	-
Prepaid Expenses and other current assets	6,060	6,060
Total Assets	$56,104	$46,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$16,276	$15,899
Guarantee accrued expenses & Other Liabilities	30,728	-
Total liabilities	47,004	15,899

Stockholders' equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued and outstanding as of March 31, 2013 and December 31, 2012	384	384
Paid-in capital	2,641,697	2,641,697
Accumulated deficit	(2,632,981)	(2,611,014)
Total Stockholders' equity	9,100	31,067
Total Liabilities and Stockholders' equity	$56,104	$46,966

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Brokerage and Fee Income	$20,697	754
Operating Expenses:
General & Administrative	42,664	9,152
Impairment of deferred transaction costs	-	-
Operating income (loss)	(21,967)	(8,398)

Other income (expense):
Interest income	-	-
Gain/(loss) on settlement of accounts payable	-	-
Total Other income	-	-

Net loss	$(21,967)	$(8,398)

Net loss per common share Basic & Diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding Basic & Diluted	3,837,688	3,837,791

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,967)	$(8,398)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain/(loss) on settlement of accounts payable	-	-
Shares issued for services	-	-
Change in operating assets and liabilities :
Other current assets and prepaid expenses	(4,160)
Accounts payable and accrued expenses	31,105	2,793
Net cash provided by (used in) operating activities	4,978	(5,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	(34,900)	-
Repayment on rental guarantee advances	-	2,794
Net cash provided by (used in) investing activities	(34,900)	2,794

Net change in cash	(29,922)	(2,811)
Cash at beginning of period	34,854	45,120
Cash at end of period	$4,932	$42,309

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Golden Gate Homes, Inc. (hereinafter referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2012 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Golden Gate Homes, Inc. is unable to continue as a going concern. Golden Gate has an accumulated deficit as of March 31, 2013 with no significant revenues to cover its expenses for the near term.

Management believes Golden Gate will need to raise capital in order to operate over the next 12 months. Golden Gate’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. Golden Gate has limited capital with which to pursue its business plan. There can be no assurance that Golden Gate’s future operations will be significant and profitable, or that Golden Gate will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to Golden Gate’s ability to continue as a going concern. Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet Golden Gate’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3 – RELATED PARTY TRANSACTIONS

There was $0 due to the related party as of March 31, 2013.

During the quarter, the Company purchased from Virtus Capital, a Florida based hedge fund affiliated with Mr. Gidumal, a second mortgage on one of the homes sold by the Company to one of our clients.  As property values have increased in the state of the mortgage, the Company viewed the high interest rate and secured second loan position as an attractive investment.  The loan was purchased at the original face amount of $34,900, has a 12.50% interest rate, and the mortgage holder has never missed a monthly payment.  The loan matures in April 2014.

NOTE 4 – GUARANTEED ACCRUED EXPENSES

During the quarter, the Company sold two properties to overseas buyers and was required to issue one-year rent guarantees to buyers to facilitate the sales.  The guarantees entitled the buyer to monthly payments of $1,925 per house if no rent was paid on the property during their first twelve months of ownership.  If the monthly rent paid by a tenant was less than $1,925 each month, then Golden Gate would pay the owner the difference at the end of the one year guarantee period.  One of the tenants at the sold properties has already been late in paying rent and to remove the tenant or to incur a month or months of no rent is a concern.  To be conservative, the Company booked a guarantee liability reserve of $27,130 in the first quarter.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, we had a net loss of $21,967, compared to net income of $8,398 for the three months ended March 31, 2012. For the three months ended March 31, 2013, we incurred $42,664 of general and administrative expenses, compared to $9,152 of general and administrative expenses for the three months ended March 31, 2012. During the quarter the Company closed two sales of properties and as a result took on two new property management contracts.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of March 31, 2013 is $4,932.  As of March 31, 2013, the Company has outstanding payables of $47,004.  Capital constraints currently limit the Company’s ability to purchase residential properties for resale to international clients, and consequently the Company is restricted to selling agreements and consignment arrangements. There can be no assurances that the Company will enter into any new sales agreements.  Absent new agreements, the Company will be unable to generate future revenues beyond the income derived from asset management fees.

The Company has taken numerous steps to conserve cash.   However, to properly grow the Company will need additional financing but can make no assurances that any additional financing will be available to it when needed or, if available, that it can be obtained on commercially reasonable terms.

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

SUBSEQUENT EVENT

In late April, Basil Argerson, SVP of the Company tendered his resignation to pursue other opportunities.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of March 30, 2013, our internal control over financial reporting was ineffective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There  have  been  no  material  changes  to  the  risk  factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

GOLDEN GATE HOMES, INC.

Date: May 7, 2013	By:	/s/ Steven Gidumal
Steven Gidumal
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)