Form 10-Q
period 2013-06-30
Golden Gate Homes, Inc.
filed 2013-08-14
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

P.O. Box 2490, Napa, California 94558
 (Address of principal executive offices)

(707) 255-9890
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,688 common shares as of August 9, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$151,926	$34,854
Rental guarantee advances	4,674	6,052
Investment in House Mortgage	34,900	-
Prepaid Expenses and other current assets	8,014	6,060
Total Assets	199,514	46,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses	17,682	15,899
Guarantee accrued expenses and other liabilities	28,457	-
Total liabilities	46,139	15,899

Stockholders' equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued outstanding as of June 30, 2013 and December 31, 2012, respectively	384	384
Paid-in capital	2,874,197	2,641,697
Deficit accumulated during the development stage	(2,721,206)	(2,611,014)
Total Stockholders' equity	153,375	31,067
Total Liabilities and Stockholders' equity (deficit)	$199,514	$46,966

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30,2013	June 30, 2012

Brokerage and Fee Income	$2,341	16,348	$23,038	$17,102
Operating Expenses:
General & Administrative	90,566	14,025	133,230	$23,177
Net operating income (loss)	(88,225)	2,323	(110,192)	(6,075)

Other income (expense):
Total Other income	-	-	-	-

Net income (loss)	(88,225)	2,323	(110,192)	(6,075)
Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(88,225)	$2,323	$(110,192)	$(6,075)

Earnings (loss) per common share Basic & Diluted	$(0.02)	$0.00	(0.03)	0.00

Weighted average number of common shares outstanding Basic & Diluted	3,837,688	3,837,688	3,837,688	3,837,688

See notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,192)	$(6,075)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in:
Other current assets and prepaid expenses	(6,114)	-
Accounts payable and accrued expenses	30,240	(5,719)
Net cash (used in) operating activities	(86,066)	(11,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	(34,900)	-
Repayment on rental guarantee advances	5,538	7,100
Net cash provided by (used in) investing activities	(29,362)	7,100

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	232,500	-

Net cash provided by financing activities	232,500	-
Net change in cash	117,072	(4,694)

Cash at beginning of period	34,854	45,120
Cash at end of period	$151,926	$40,426

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has an accumulated deficit as of June 30, 2013 with no significant revenues to cover its expenses for the near term.

Management believes the Company will need to raise capital in order to operate over the next 12 months.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company has limited capital with which to pursue its business plan.  There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet the Company’s financial requirements over the next twelve months and to fund its business plan.  There is no assurance that management will be successful in raising additional funds.

NOTE 3 – RENTAL GUARANTEE ADVANCES AND GUARANTEED ACCRUED EXPENSES

The Company has twelve properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for eight of these properties, seven of which have now expired, and one-year rental guarantees of $1,925 per month for two other properties.  Of the expired guarantees, one expired in the second quarter of 2013, for which the Company paid $2,693 to the property owner as a result of the guarantee. For one of the properties whose rental guarantee had expired in 2012, the Company had advanced as a promissory note one-half of the amount of such guarantee to the purchaser of the property to facilitate the original sale of the property.  The terms of the promissory note required the purchaser to pay down the note from funds received from the rental of the property over a period of 14 months. The funds received from the rental from this property were insufficient to repay in full the funds advanced by the Company because a tenant defaulted on her rent.  Under the terms of the rental guarantee, the risk for any shortfall was borne by the Company.  However, the Company is currently pursuing collection efforts from the tenant for failure to pay rent on this property and expects the ultimate cost to the Company to be less than $1,500.  With respect to the two properties with rental guarantees of $1,925 per month, the Company has reduced the guarantee liability reserve from $30,728 in the first quarter of 2013 to $28,457 as the guarantee liability has declined with the passage of time.

NOTE 4 –CAPITAL CONTRIBUTIONS

Funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital.  The Company intends to issue shares of its common stock for these contributed funds at a price per share that will be based on the valuation of the Company’s equity by an independent valuation appraisal using the market price approach.   $232,500 was contributed during the six months ended June 30, 2013.

NOTE 5 -- RELATED PARTY

In return for providing the Company with the use of certain office space for its headquarters in Napa, California, the Company has agreed to pay $3,200 per month, beginning in July 2103, on behalf of Great Western Holdings Inc., an entity that is owned in part by certain family trusts of Tim Wilkens, for which Mr. Wilkens serves as trustee, to the financial institution that is the holder of the mortgage debt outstanding on such office space.  In addition, the Company has agreed to pay the annual loan modification fee to this financial institution for the outstanding mortgage debt, which was paid in June 2013 in the amount of $4,400.  Other than Tim Wilkens, no other executive officer or director has a relationship with  or  interest  in  Great  Western  Holdings, Inc.

During the first quarter, the Company purchased from Virtus Capital, a Florida based hedge fund affiliated with Steven Gidumal, a second mortgage on one of the homes sold by the Company to one of our clients.  As property values have increased in the state of the mortgage, the Company viewed the high interest rate and secured second loan position as an attractive investment.  The loan was purchased at the original face amount of $34,900, has a 12.50% interest rate, and the mortgage holder has never missed a monthly payment.  The loan matures in April 2014.

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

OVERVIEW

The focus of Golden Gates Homes, Inc (the “Company”) has been on marketing high-quality, distressed residential properties in certain US markets (currently in California and Florida) to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements. However, the Company has not been successful in completing a major capital raising transaction to allow it to purchase similar assets for resale to the same target market, and has been unable to gain any traction in the marketplace.  The Company's Board of Directors conducted preliminary internal discussions to determine the Company’s future direction. Before any determination was made, a change in control of the Company occurred on June 18, 2013, when TA Partners, Inc., a privately held Nevada corporation (“TAP”), acquired from the Company’s three largest stockholders and two other individuals an aggregate of 3,615,911 shares of the Company’s common stock, representing approximately 94.2% of the outstanding shares of the Company’s common stock and the controlling interest in the Company.  In addition, in connection with this transaction, the Company formed a wholly owned subsidiary (the “Subsidiary”) and named Steven Gidumal, who was the Company’s sole officer and director prior to the change of control transaction, the sole director and sole officer of the Subsidiary.  The Company assigned to the Subsidiary all of the Company’s asset management agreements, and the Subsidiary assumed all of the liabilities past, present and future with regard to such management contracts.  As soon as the Company is able to do so without being required to obtain stockholder approval and to file a Current Report on Form 8-K reporting on the same, TAP shall cause the Company to assign to Mr. Gidumal all of the outstanding stock in the Subsidiary without any representations, warranties or indemnities, for nominal consideration.

TAP purchased the shares to pursue a business opportunity through the Company that TAP has heretofore been developing.  More information about this business opportunity will be contained in a Current Report on Form 8-K to be filed in the future.  In connection with the change in control, Tim Wilkens was elected to the Board, to serve along with Steven Gidumal, who remained as the second director.  Moreover, Steven Gidumal, the Company’s only remaining officer, resigned all of his positions, and the Company elected a new slate of officers  After the Company complies with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder, it intends to appoint Alexander Nistratov, the President and sole director of TAP, to the Company’s Board of Directors to replace Steven Gidumal, who is expected to resign from the Board in due course, and to enlist additional individuals to serve as members of the Company’s Board of Directors, all as to be described in an Information Statement to be filed in the future pursuant to the preceding Section and Rule.

In addition, TAP has contributed to the Company an additional $232,500 as initial operating funds, which is currently being treated as additional paid-in capital.  However, the Company intends to issue to TAP shares of Common Stock in exchange for these funds at a price per share that will be based on the valuation of the Company’s equity by an independent valuation appraisal using the market price approach (the “Share Valuation Price”). See Note 4 to the Financial Statements.  TAP also intends to contribute to the Company certain properties and projects that are either presently generating revenue or that the Company anticipates will allow the Company to develop to generate revenue in the future, such contributions to be made in exchange for the issuance by the Company of shares of Common Stock.  Independent valuation appraisals on these properties and projects will be submitted for review by members of the Board of Directors who will not have any relationship with TAP, and shares of Common Stock will be issued based on a price per share that will be determined by these independent directors, but which TAP expects will be in the range of the Share Valuation Price.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, we had a net loss of $110,192, compared to a net loss of $6,075 for the six months ended June 30, 2012. For the six months ended June 30, 2013, we incurred $133,230 of general and administrative expenses, compared to $23,177 of general and administrative expenses for the six months ended June 30, 2012.  This increase in expenses is reflective, in part, of the Company's increased activity as it puts its new business plan into effect.

Comparison of Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, the Company had a net loss of $88,225, compared to net income of $2,323 for the three months ended June 30, 2012.  For the three months ended June 30, 2013, we incurred $90,566 of general and administrative expenses as compared to the three months ended June 30, 2012, when we incurred $14,025 of general and administrative expenses.

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of June 30, 2013 is $151,926.  As of June 30, 2013, the Company has outstanding payables of $17,682.  The Company plans to undertake a major capital raising transaction involving a scope, and terms and conditions, which are not at present determinable.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The risk factors for the new business opportunity that the Company has been developing will be provided in a Current Report on Form 8-K to be filed in the future.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 6.  EXHIBITS

NUMBER	DESCRIPTION

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GATE HOMES, INC.

Date: August 14, 2013	By:	/s/ Tim Wilkens
Tim Wilkens
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Sayler
Chief Financial Officer
(Principal Financial and Accounting Officer)