Form 10-Q
period 2013-09-30
Golden Gate Homes, Inc.
filed 2013-11-20
CIK 1328208

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (MARK ONE)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(707) 255-9850
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,837,688 common shares as of November 13, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN GATE HOMES, INC.
BALANCE SHEETS
 (UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash	$3,662	$34,854
Rental guarantee advances	8,310	6,052
Investment in House Mortgage	34,900	-
Prepaid Expenses and other current assets	-	6,060
Total Assets	$46,872	$46,966

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$14,015	$15,899
Guarantee accrued expenses and other liabilities	27,474	-
Deferred revenue	80,000	-
Total liabilities	121,489	15,899

Stockholders' equity

Preferred stock, $0.0001 par value, 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.0001 par value, 600,000,000 shares authorized, 3,837,688 shares issued and outstanding as of September 30, 2013 and December 31, 2012	384	384
Paid-in capital	2,874,197	2,641,697
Accumulated deficit	(2,949,198)	(2,611,014)
Total Stockholders' equity (deficit)	(74,617)	31,067
Total Liabilities and Stockholders' equity (deficit)	$46,872	$46,966

See accompanying notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF INCOME
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Brokerage and Fee Income	$121,613	1,082	$144,651	$18,184
Operating Expenses:
General & Administrative	349,605	7,900	482,835	31,077
Net operating income (loss)	(227,992)	(6,818)	(338,184)	(12,893)

Other income (expense):
Total Other income	-	-	-	-

Net income (loss)	$(227,992)	$(6,818)	$(338,184)	$(12,893)
Income tax expense (benefit)	-	-	-	-

Earnings (loss) per common share Basic & Diluted	$(.06)	$(0.00)	(.09)	(0.00)

Weighted average number of common shares outstanding Basic & Diluted	3,837,688	3,837,688	3,837,688	3,837,688

See accompanying notes to unaudited financial statements.

GOLDEN GATE HOMES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(338,184)	$(12,893)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in:
Other current assets and prepaid expenses	6,060	-
Accounts payable and accrued expenses	25,590	(11,155)
Deferred Revenue	80,000	-
Net cash used in operating activities	(226,534)	(24,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made to buyers	(34,900)	-
Repayment on rental guarantee advances	(2,258)	10,493
Net cash provided by (used in) investing activities	(37,158)	10,493

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	232,500	-

Net cash provided by financing activities	232,500	-
Net change in cash	(31,192)	(13,555)

Cash at beginning of period	34,854	45,120
Cash at end of period	$3,662	$31,565

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has an accumulated deficit as of September 30, 2013

Management believes the Company will need to raise capital in order to operate over the next 12 months. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company has limited capital with which to pursue its business plan. There can be no assurance that the Company’s future operations will be significant and profitable, or that the Company will have sufficient resources to meet its objectives. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management may pursue either debt or equity financing or a combination of both, in order to raise sufficient capital to meet the Company’s financial requirements over the next twelve months and to fund its business plan. There is no assurance that management will be successful in raising additional funds.

NOTE 3 – RENTAL GUARANTEE ADVANCES AND GUARANTEED ACCRUED EXPENSES

The Company has twelve properties being managed under its property management program.  The Company has provided rental guarantees for a period of one year for 7% of the purchase price of the property for eight of these properties, seven of which have now expired, and one-year rental guarantees of $1,925 per month for two other properties.  Of  the expired  guarantees, one expired in the second quarter of 2013, for which the Company paid $2,693 to the property owner as a result of the guarantee. The one unexpired guarantee expires in mid-November and the tenant has remained timely with the payments. For one of the properties whose rental guarantee had expired in 2012, the Company had advanced as a promissory note one-half of the amount of such guarantee to the purchaser of the property to  facilitate the original sale of the property. The terms of the promissory note required the purchaser to pay down the note from funds received from the rental of the property over a period of 14 months. The funds received from the rental from this property were insufficient to repay in full the funds advanced by the Company because a tenant defaulted on the rent. Under the terms of the rental guarantee, the risk for any shortfall was borne by the Company.  However, the Company is currently pursuing collection efforts from the tenant for failure to pay rent on this property and expects the ultimate cost to the Company to be less than $1,500.  With respect to the two properties with rental guarantees of $1,925 per month, the Company has reduced the guarantee liability reserve from $30,728 in the first quarter of 2013 to $27,474 as the guarantee liability has declined with the passage of time.

NOTE 4 –CAPITAL CONTRIBUTIONS

Funds contributed to the Company through the entity that holds a controlling interest in the Company are treated as contributed capital and reflected in additional paid-in capital. The Company intends to issue shares of its common stock for these contributed funds at a price per share that will be based on the valuation of the Company’s equity by an independent valuation appraisal using the market price approach. $232,500 was contributed during the nine months ended September 30, 2013.

NOTE 5 – RELATED PARTY

In return for providing the Company with the use of certain office space for its headquarters in Napa, California, the Company paid $3,200 per month on behalf of Great Western Holdings Inc., an entity that is owned in part by certain family trusts of Tim Wilkens, for which Mr. Wilkens serves as trustee, to the financial institution that is the holder of the mortgage debt outstanding on such office space. In addition, in June 2013 the Company paid to this financial institution the annual loan modification fee for the outstanding mortgage debt, in the amount of $4,400. Other than Tim Wilkens, no other executive officer or director has a relationship with or interest in Great Western Holdings, Inc.

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

On June 18, 2013, the Company entered into an agreement to provide certain management and general oversight services to Napa Villas, LLC, a California limited liability company ("Napa Villas"), for a single family development project in Napa, California (the “Napa Villas Project”) for which the Company was paid $200,000 during the quarter ended September 30, 2013. Global 8 Properties, Inc. (“Global 8”) owns a 50% membership interest in Napa Villas, and Sorm Investments, LLC (“Sorm”) owns the remaining 50% membership interest. Tim Wilkens, the Company’s Chairman of the Board and Chief Executive Officer, is the chief executive officer of Global 8, and the trustee of a family trust that owns all of the stock of Global 8.  Alexander Nistratov, the Company’s President, is a principal of Sorm.

This agreement provides for payment to the Company in an amount of $40,000 per month, or $120,000 for the quarter ended September 30, 2013. Accordingly, $80,000 was prepaid for services to be rendered in the fourth quarter, and is reflected on the balance sheet as a current liability.  The term of this agreement ends on November 30, 2013, so it appears unlikely that the Company will receive any additional revenue from this agreement.

During the third quarter, the Company paid $114,500 to Global 8 for certain sales, marketing and administration services as a subcontractor for the Napa Villas Project.

NOTE 6 – INDEMNIFICATION FOR CERTAIN ACCOUNTS PAYABLE

In connection with the change of control of the Company on June 18, 2013, one of the sellers agreed to indemnify the Company against all liabilities and obligations incurred prior to the change of control.

NOTE 7 – DEFERRED REVENUE

As of September 30, 2013 and December 31, 2012 we have $80,000 and $0, respectively, of deferred revenue related to prepayments for future management and general oversight services.

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

OVERVIEW

The focus of Golden Gates Homes, Inc (the “Company”) had been on marketing high-quality, distressed residential properties in certain US markets to international buyers (primarily from Asia) through exclusive selling agreements or consignment arrangements.  However, the Company had not been successful in completing a major capital raising transaction to allow it to purchase similar assets for resale to the same target market, and had been unable to gain any traction in the marketplace.  The Company's Board of Directors conducted preliminary internal discussions to determine the Company’s future direction.  Before any determination was made, a change in control of the Company occurred on June 18, 2013, when TA Partners, Inc., a privately held Nevada corporation (“TAP”), acquired from the Company’s three largest stockholders and two other individuals an aggregate of 3,615,911 shares of the Company’s common stock, representing approximately 94.2% of the outstanding shares of the Company’s common stock and the controlling interest in the Company.  In addition, in connection with this transaction, the Company formed a wholly owned subsidiary (the “Subsidiary”) and named Steven Gidumal, who was the Company’s sole officer and director prior to the change of control transaction, the sole director and sole officer of the Subsidiary.  The Company assigned to the Subsidiary all of the Company’s asset management agreements, and the Subsidiary assumed all of the liabilities past, present and future with regard to such management contracts. As soon as the Company is able to do so without being required to obtain stockholder approval and to file a Current Report on Form 8-K reporting on the same, TAP shall cause the Company to assign to Mr. Gidumal all of the outstanding stock in the Subsidiary without any representations, warranties or indemnities, for nominal consideration.

TAP purchased the shares to pursue a business opportunity through the Company that TAP has heretofore been developing.  More information about this business opportunity will be contained in a Current Report on Form 8-K to be filed in the future. In connection with the change in control, Tim Wilkens was elected to the Board, to serve along with Steven Gidumal, who remained as the second director. Moreover, Steven Gidumal, the Company’s only remaining officer, resigned all of his positions, and the Company elected a new slate of officers.  After the Company complies with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder, it intends to appoint Vitaly Nistratov to the Company’s Board of Directors to replace Steven Gidumal, who is expected to resign from the Board in due course, all as described in an Information Statement filed pursuant to the preceding Section and Rule.  Vitaly Nistratov is the father of Alexander Nistratov, who is the President of the Company and the president and sole director of TAP.

In addition, TAP has contributed to the Company an additional $232,500 as initial operating funds, which is currently being treated as additional paid-in capital. However, the Company intends to issue to TAP shares of Common Stock in exchange for these funds at a price per share that will be based on the valuation of the Company’s equity by an independent valuation appraisal using the market price approach (the “Share Valuation Price”). See Note 4 to the Financial Statements. TAP had previously disclosed that it intended to contribute to the Company certain properties and projects that are either presently generating revenue or that the Company anticipates would allow the Company to develop to generate revenue in the future.  However, TAP is not currently planning on contributing any of these properties or projects, and is instead evaluating its plans for the future.  In the event any such properties or projects are contributed, the Company anticipates that it would issue shares of Common Stock in exchange.  In such event, independent valuation appraisals on these properties and projects would be submitted for review by members of the Board of Directors who would not have any relationship with TAP, and shares of Common Stock would be issued based on a price per share that would be determined by these independent directors, but which TAP expects would be in the range of the Share Valuation Price.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, we had a net loss of $338,184 compared to a net loss of $12,893 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we incurred $482,835 of general and administrative expenses, compared to $31,077 of general and administrative expenses for the nine months ended September 30, 2012.  This increase in expenses is reflective, in part, of the Company's increased activity as it attempts to put its new business plan into effect.

Comparison of Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, we had a net loss of $227,992 compared to a net loss of $6,818 for the three months ended September 30, 2012.  For the three months ended September 30, 2013, we incurred $349,605 of general and administrative expenses as compared to the three months ended September 30, 2012, when we incurred $7,900 of general and administrative expenses.  The Company had asset management revenues of $1,613 during the third quarter.  The Company also had project management revenues of $120,000, which were received for certain management and general oversight services provided to a single family development project.  This project is owned by an entity that Global 8 Properties, Inc. (“Global 8”) owns a 50% membership interest, and Sorm Investments, LLC (“Sorm”) owns the remaining 50% membership interest.  Tim Wilkens, the Company’s Chairman of the Board and Chief Executive Officer, serves as the chief executive officer of Global 8 and is the trustee of a family trust that owns all of the stock of Global 8.  Alexander Nistratov, the Company’s President, is a principal of Sorm.  The term of the services agreement pursuant to which these revenues were received ends on November 30, 2013, and all of the remaining revenues to be received under this agreement have been prepaid.  The Company has no current continuing source of project management revenues, and is evaluating its plans for the future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

CHANGES IN FINANCIAL CONDITION

Liquidity and Capital Resources

The Company's cash position as of September 30, 2013 is $3,662   As of September 30, 2013, the Company has outstanding payables of $14,015.

The Company has taken numerous steps to conserve cash.  We will not be paying rent for shared office in Napa in the foreseeable future and have re-assigned our full-time employees to other entities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. We are exposed to market risk from changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk is limited to interest income sensitivity for working capital funds placed in a money market account.  The effect of interest rate changes does not pose significant market risk to us.  Also, we may be exposed to foreign currency exchange rates whereby the strengthening of the US currency could make it more expensive for foreign purchasers to buy US properties, while a weakening US currency would make properties less expensive to international clients.  We do not currently hedge against interest rate or currency risks.  The effect of other changes, such as commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  under the supervision of our Chief Executive Officer  and  Chief  Financial  Officer, of the effectiveness of our disclosure controls  and  procedures  pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, management has concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

ITEM 5. OTHER INFORMATION

On November 19, 2013, the Company named Tim Wilkens, the Company’s Chairman and Chief Executive Officer, as its new Chief Financial Officer.  The Company has decided that it will not pay any remuneration to its officers at the present time.

ITEM 6. EXHIBITS

NUMBER	DESCRIPTION

10.1	Agreement for Services by and Between Golden Gate Homes, Inc. and Napa Villas LLC dated June 18, 2013.

10.2	Agreement for Services by and between Global 8 Properties Inc. and Golden Gate Homes, Inc. dated June 18, 2013 (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 19, 2013)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GATE HOMES, INC.

Date: November 20, 2013	By:	/s/ Tim Wilkens
Tim Wilkens
Chairman of the Board, CEO and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)